Form 10-Q
period 1998-06-30
BROADCAST COM INC
filed 1998-08-19
CIK 1061236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-24591

                               broadcast.com inc.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

         DELAWARE                                               75-2600532
(STATE OR INCORPORATION)                                     (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

                               2914 TAYLOR STREET
                               DALLAS, TEXAS 75226
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 748-6660
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS

                                 YES [X] NO [ ]

AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [ ] NO [X]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 18, 1998: 17,088,531
                               broadcast.com inc.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                                              PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF JUNE 30, 1998 (UNAUDITED) AND
         DECEMBER 31, 1997                                                     3

         STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH
         PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)                      4

         STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTH
         PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)                      5

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    34

ITEM 2.  CHANGES IN SECURITIES                                                34

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  35

ITEM 5.  OTHER INFORMATION                                                    35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     35

PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS


                               broadcast.com inc.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                               JUNE 30,             DECEMBER 31,
                                                                                 1998                   1997
                                                                             ------------           ------------

                                      ASSETS
Current assets:
      Cash and cash equivalents                                              $ 17,889,238           $ 21,337,116

      Accounts receivable, net of allowance of $196,241
             and $76,240, respectively                                          2,852,684              1,976,765
      Prepaid expenses                                                          1,868,917              1,032,198
      Other                                                                       386,247                 11,311
                                                                             ------------           ------------
             Total current assets                                              22,997,086             24,357,390
Property and equipment, net                                                     3,290,830              2,812,971
Prepaid expenses                                                                  175,070                935,720
Intangible assets, net                                                            500,185                126,733
                                                                             ------------           ------------
             Total assets                                                    $ 26,963,171           $ 28,232,814
                                                                             ============           ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            975,099                362,214
      Accrued liabilities                                                       1,537,439                677,662
                                                                             ------------           ------------
             Total current liabilities                                          2,512,538              1,039,876
                                                                             ------------           ------------

Stockholders' equity:
      Preferred stock, 5,000,000 shares authorized, $.01 par
             value, no shares issued and outstanding                                   --                     --
      Common stock, 60,000,000 shares authorized, $.01 par
             value, 14,385,071 and 13,976,285 shares issued
             and outstanding, respectively                                         89,851                 85,763
      Additional paid-in capital                                               40,678,541             36,838,152
      Accumulated deficit                                                     (16,317,759)            (9,730,977)
                                                                             ------------           ------------
             Total stockholders' equity                                        24,450,633             27,192,938
                                                                             ------------           ------------
             Total liabilities and stockholders' equity                      $ 26,963,171           $ 28,232,814
                                                                             ============           ============


   The accompanying notes are an integral part of these financial statements.

                               broadcast.com inc.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                       1998               1997               1998               1997
                                                   ------------       ------------       ------------       ------------

Revenues:
     Business services                             $  1,480,277       $    793,727       $  2,606,792       $  1,240,438

     Web advertising                                  1,358,968            538,017          2,681,879          1,069,323
     Traditional media advertising                      624,706            116,826          1,141,413            207,577
     Other                                              280,362             17,990            490,173             36,179
                                                   ------------       ------------       ------------       ------------
           Total revenues                             3,744,313          1,466,560          6,920,257          2,553,517
                                                   ------------       ------------       ------------       ------------

Operating expenses:
     Production costs                                 1,000,666            593,035          2,225,623          1,062,457
     Operating and development                        3,014,650          1,127,669          5,261,791          1,777,234
     Sales and marketing                              2,638,348            779,704          4,309,075          1,298,886
     General and adminstrative                          711,986            255,632          1,300,165            652,464
     Depreciation and amortization                      508,540            223,449            950,996            399,913
                                                   ------------       ------------       ------------       ------------
           Total operating expenses                   7,874,190          2,979,489         14,047,650          5,190,954
                                                   ------------       ------------       ------------       ------------

           Net operating loss                        (4,129,877)        (1,512,929)        (7,127,393)        (2,637,437)
Interest and other income                               265,545             61,343            540,611            122,354
                                                   ------------       ------------       ------------       ------------
           Net loss                                $ (3,864,332)      $ (1,451,586)      $ (6,586,782)      $ (2,515,083)
                                                   ============       ============       ============       ============

Basic and diluted net loss per share               $      (0.27)      $      (0.12)      $      (0.46)      $      (0.22)
                                                   ============       ============       ============       ============
Shares used in the net loss per share
     calculations                                    14,384,144         11,675,219         14,230,728         11,552,089
                                                   ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                               broadcast.com inc.

                            STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           1998               1997
                                                                       ------------       ------------
                                                                                (UNAUDITED)

Cash flows from operating activities:
   Net loss                                                            $ (6,586,782)      $ (2,515,083)

   Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation                                                          909,448            371,908
      Amortization                                                           41,548             28,005
      Provision for doubtful accounts                                       194,500             33,300
      Changes in operating assets and liabilities:
         Accounts receivable                                             (1,070,419)          (816,300)
         Prepaid expenses                                                  (836,719)            10,461
         Other assets                                                       385,714             (1,872)
         Accounts payable and accrued liabilities                         1,472,662            169,472
                                                                       ------------       ------------
            Net cash used in operating activities                        (5,490,048)        (2,720,109)
                                                                       ------------       ------------

Cash flows from investing activities:
   Purchases of intangible assets                                          (415,000)              --
   Purchases of property and equipment                                   (1,938,636)        (1,392,670)
   Proceeds from sale-leaseback transaction                                 551,326               --
                                                                       ------------       ------------
            Net cash used in investing activities                        (1,802,310)        (1,392,670)

Cash flows from financing activities:
   Proceeds from Common Stock issuances                                   3,844,480          3,712,972
   Proceeds from sale of warrants                                              --              120,000
                                                                       ------------       ------------
            Net cash provided by financing activities                     3,844,480          3,832,972
                                                                       ------------       ------------
Net decrease in cash and cash equivalents                                (3,447,878)          (279,807)
Cash and cash equivalents at beginning of period                         21,337,116          4,580,286
                                                                       ------------       ------------
Cash and cash equivalents at end of period                             $ 17,889,238       $  4,300,479
                                                                       ============       ============

   The accompanying notes are an integral part of these financial statements.

                               broadcast.com inc.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Unless the context otherwise requires, the terms "broadcast.com" and the "Company" refer to broadcast.com inc., a Delaware corporation.

1.        NATURE OF BUSINESS

         Cameron Audio Networks, Inc. ("Cameron") was incorporated and filed its Articles of Incorporation (the "Articles") with the Secretary of State of Texas on May 19, 1995. The Articles authorized the issuance of one million shares of no par Common Stock. In December 1995, Cameron filed the Articles of Amendment to the Articles to increase the number of authorized no par shares of Common Stock to ten million. On May 15, 1996, Cameron purchased the rights to the name AudioNet and subsequently filed a Certificate of Incorporation to form AudioNet, Inc. ("AudioNet"), a new entity, in the State of Delaware, on September 19, 1996. On November 1, 1996, Cameron and AudioNet filed a Certificate of Merger, effectively a stock-for-stock merger, whereby Cameron merged with and into AudioNet, with AudioNet continuing as the surviving entity. Each share of common stock of Cameron was converted to one share of Common Stock of AudioNet, and Cameron ceased to exist at the date of such merger. Effective as of the merger date, the number of shares authorized increased from 10,000,000 shares of Common Stock, no par value, to 5,000,000 shares of Preferred Stock, $.01 par value, and 45,000,000 shares of Common Stock, $.01 par value. The financial statements have been retroactively restated to reflect this incorporation, except for the original issuance of founders' shares. In April 1997, the Company declared a sixty-for-one stock split to be effected in the form of a stock dividend to stockholders of record on April 28, 1997. Concurrent with the stock split, the number of authorized shares of Common Stock was increased from 10,000,000 to 45,000,000. Effective May 1998, the Company changed its name to broadcast.com inc. ("broadcast.com" or the "Company"). Additionally, in June 1998, the Company filed a Restated Certificate of Incorporation which increases the number of authorized shares of Common Stock to 60,000,000. The financial statements have been adjusted retroactively for the sixty-for-one stock split and the increase in authorized shares.

         The Company aggregates content and is a broadcaster of streaming media programming on the World Wide Web ("Web") and has the network infrastructure and expertise to deliver or "stream" live and on-demand audio and video programming on the Internet, including sports, talk and music radio, television, business events, full-length music CDs, news, commentary and full-length audio-books. The Company broadcasts on the Internet 24 hours a day, seven days a week, and its programming includes radio stations, television stations and cable networks and game broadcasts and other programming for college and professional sports teams. The Company licenses such programming from content providers, in most cases under exclusive, multi-year agreements. The Company's Business Services Group also provides Internet and intranet broadcasting services to businesses and other organizations. These business services include turnkey production of press conferences, earnings conference calls, stockholder meetings, product introductions, training sessions, distance learning telecourses and media events.

         The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1997, which can be found in the Company's registration statement filed on Form S-1, as amended (Reg. No. 333-52877) (the "Registration Statement"). The unaudited interim financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2.       LEGAL PROCEEDINGS

         On or about July 8, 1998, a lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of New York by Radio Channel Networks, Inc. In this action, the plaintiff alleges that the Company's use of the term "radio channel" infringes a registered trademark of the plaintiff. Plaintiff seeks to enjoin the Company from using the words "radio channel" on the Company's Web sites and seeks damages in an amount no less than $6,900,000 and that such damages be trebled. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and the Company intends to vigorously defend against this action and seek its early dismissal.

         From time to time, the Company has been, and continues to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of third-party intellectual property rights by the Company and/or its licensees. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

3.        EMPLOYEE STOCK PURCHASE PLAN

         In May 1998, the Board of Directors adopted, and in June 1998, the stockholders approved, the Company's 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan will be administered by the Compensation Committee of the Board of Directors, members of which are not eligible to participate in the Stock Purchase Plan. The Company has reserved a total of 250,000 shares of Common Stock for issuance and sale under the Stock Purchase Plan. Eligible employees may purchase Common Stock through voluntary payroll deductions, not to exceed 10% of the employee's base salary. Payroll deductions are made over a six month period. At the end of the deduction period, employees have the option to purchase Common Stock at 85% of the lesser of fair market value of such shares on the date of purchase or the offering date. The offering dates will be August 15 and February 15 of each Stock Purchase Plan year. Employee contributions not used to purchase Common Stock will be refunded to the employee.

4.        1998 STOCK OPTION PLAN

         In June 1998, the stockholders of the Company approved the Company's 1998 Stock Option Plan, as amended, authorizing the issuance of up to 2,800,000 shares of the Company's Common Stock.

5.        SUBSEQUENT EVENT

         The Company completed an initial public offering of its Common Stock in July 1998. The Company's Registration Statement was declared effective on July 16, 1998. The Company sold 2,687,500 shares of Common Stock at a price of $18.00 per share. Net proceeds to the Company, after deduction of the underwriting discount and estimated expenses, were approximately $43.5 million. A selling stockholder also sold 187,500 shares at a price of $18.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1998. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes the adoption of FAS 133 will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms "broadcast.com" and the "Company" refer to broadcast.com inc., a Delaware corporation.

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," "WILL" AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS, LIMITED OPERATING HISTORY, AVAILABILITY OF CONTENT, ACCEPTANCE OF STREAMING MEDIA TECHNOLOGY, CONTINUED GROWTH IN THE USE OF THE INTERNET, ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM, LICENCE FEES PAYABLE TO CONTENT PROVIDERS, RISKS OF SYSTEM FAILURE, DELAYS AND INADEQUACY, DEPENDENCE ON A SINGLE SITE AND COMPETITIVE PRESSURES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

         Broadcast.com (formerly AudioNet) is the leading aggregator and broadcaster of streaming media programming on the Web with the network infrastructure and expertise to deliver or "stream" hundreds of live and on-demand audio and video programs over the Internet to hundreds of thousands of users. The Company's Web sites offer a large and comprehensive selection of live and on-demand audio and video programming, including sports, talk and music radio, television, business events, full-length CDs, news, commentary and full-length audio-books. During the period from the

Company's inception on May 19, 1995 through December 31, 1995 (the "Inception Period"), the Company had no revenues and its operating activities related primarily to the investment in necessary network infrastructure and initial planning and development of the Company's Web sites and operations. During 1996, the Company generated revenues primarily from business services and Web advertising and the Company's operating activities related to the continued development of the network infrastructure required for large-scale streaming media broadcasts, continued enhancement of its Web sites and opening a sales office in New York. During 1997, the Company significantly increased revenues from business services and Web advertising and began generating revenues from traditional media advertising. Also during 1997, the Company continued to expand its network infrastructure, moved to a 28,000 square foot facility, continued the enhancement of its Web sites and added qualified sales, marketing, operations and general and administrative personnel. During 1998, the Company has to date added television advertising sales to its traditional media advertising revenues, expanded its customer and user base, hired regional sales managers and vice presidents, opened sales offices in Los Angeles, San Francisco, Houston, Austin and Washington, D.C. and continued to expand its network infrastructure. Throughout the Company's existence, it has expended significant resources in the aggregation of content by obtaining Internet broadcasting rights to audio and video programming.

         The Company derives substantially all of its revenues through the sale of business services, Web advertising and traditional media advertising. Business services revenues are derived from the Company's Internet and intranet broadcasts of its customers' business, educational or other programming. Business services revenues are recognized in the month in which the service is provided. Web advertising revenues are derived from the sale of gateway ads with guaranteed click-thrus, channel and event sponsorships and multimedia and traditional banner ads. Web advertising revenues are recognized over the period in which the advertisement is displayed on one of the Company's Web pages, except for sponsorship sales, which are recognized ratably over the term of the sponsorship. Traditional media advertising revenues are derived from the sale of ad spots received from radio and television stations in exchange for the Company broadcasting their programming over the Internet and the sale of prepaid advertising. Traditional media advertising revenues are recognized in the month in which the spots are sold. Other revenues consist of electronic commerce sales as well as certain programming and promotional services performed by the Company and are recognized in the month the product is sold or the service is provided.

         The Company has incurred significant losses since its inception and, as of June 30, 1998, had an accumulated deficit of approximately $16.3 million. The Company believes that its success will depend largely on its ability to extend its leadership position as a leading source for streaming media programming and business services on the Web. Accordingly, the Company intends to invest heavily in sales and marketing, content acquisition and continued development of its network infrastructure. The Company expects to continue to incur substantial operating losses for the foreseeable future.

         In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its revenues and operating results, including operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has experienced sequential quarterly growth in revenues, it does not believe that its historical growth rates are necessarily sustainable or indicative of future growth.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         REVENUES

         Total revenues increased $2.3 million, or 155.3%, to $3.7 million from $1.5 million, for the three months ended June 30, 1998 and 1997, respectively.

         Business Services. Business services revenues increased $687,000, or 86.5%, to $1.5 million from $794,000, for the three months ended June 30, 1998 and 1997, respectively. Business services revenues represented 39.5% of total revenues for the three months ended June 30, 1998 and 54.1% of total revenues for the three months ended June 30, 1997. The increase in business services revenues was due primarily to an increase in the number of business services events broadcast by the Company to 395 events in the three months ended June 30, 1998 from 151 events in the three months ended June 30, 1997.

         Web Advertising. Web advertising revenues increased $821,000, or 152.6%, to $1.4 million from $538,000, for the three months ended June 30, 1998 and 1997, respectively. Web advertising revenues represented 36.3% of total revenues for the three months ended June 30, 1998 and 36.7% of total revenues for the three months ended June 30, 1997. Bartered Web advertising revenues decreased $50,000, or 15.1%, to $280,000 from $330,000, for the three months ended June 30, 1998 and 1997, respectively, and represented 7.5% and 22.5% of total revenues, respectively. In prior periods, the Company used bartered Web advertising to assist in establishing its brand and to drive traffic to its Web sites. As a result of the Company's decreased focus on the use of bartered Web advertising for these purposes, and the Company's increased cash flows from other revenue activities, the Company expects bartered Web advertising to comprise correspondingly smaller percentages of its revenues in future periods. Bartered Web advertising revenues are offset by an equal amount of bartered Web advertising expense in production costs. The increase in Web advertising revenues was due primarily to an increase in ads sold to existing and new advertisers on the Company's Web sites, including increased sales of gateway ads, which sell at a higher rate than traditional banner ads.

         Traditional Media Advertising. Traditional media advertising revenues increased $508,000, to $625,000 from $117,000, for the three months ended June 30, 1998 and 1997, respectively. Traditional media advertising revenues represented 16.7% of total revenues for the three months ended June 30, 1998 and 8.0% of total revenues for the three months ended June 30, 1997. The increase was due primarily to direct cash payments for broadcasting radio station feeds and prepaid advertising sales, both of which did not occur in the second quarter of 1997, and increased sales of ad spots acquired through the licensing of additional radio and television stations.

         Other. Other revenues increased $262,000, to $280,000 from $18,000, for the three months ended June 30, 1998 and 1997, respectively, representing 7.5% and 1.2% of total revenues, respectively. The increase was due primarily to promotional services, which did not occur in the second quarter of 1997, and increased electronic commerce sales.

         OPERATING EXPENSES

         Production Costs. Production costs consist primarily of event production costs, bartered Web advertising expenses, expenses from the sale of prepaid advertising credits, performance license fees and direct personnel expenses associated with event production. Production costs increased $408,000, or 68.7%, to $1.0 million from $593,000, for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily attributable to (i) increased event production costs due to the increase in the number of business services events broadcast by the Company; and (ii) the sale of prepaid advertising credits, which did not occur in the second quarter of 1997. Excluding both the revenues and expenses associated with bartered Web advertising transactions, production costs were 20.8% and 23.2% of revenues for the three months ended June 30, 1998 and 1997, respectively.

         Operating and Development. Operating and development expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, content and software license fees, operating supplies and overhead. Operating and development expenses increased $1.9 million, to $3.0 million from $1.1 million, for the three months ended June 30, 1998 and 1997, respectively. Approximately $1.7 million of the increase was due to (i) increased expenditures for data communications as user traffic increased; (ii) additional operations personnel to oversee the increase in broadcasts by the Company; and (iii) increased software and content license fees as the Company's network infrastructure expanded and the Company obtained additional Internet broadcasting rights.

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of the Company's business services, Web advertising and traditional media advertising, marketing of the Company's Web sites, graphic design costs and overhead. Sales and marketing expenses increased $1.9 million, to $2.6 million from $780,000, for the three months ended June 30, 1998 and 1997, respectively. Approximately $1.7 million of the increase was due to (i) growth in the Company's sales force and marketing staff to support increased revenues; and (ii) increased advertising and marketing expenses to promote the Company's Web sites and increase user traffic.

         General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, expenditures for applicable facilities costs and overhead. General and administrative expenses increased $456,000, to $712,000 from $256,000, for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily a result of increased personnel expenses and other administrative costs necessary to support the Company's growth.

         Depreciation and Amortization. Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization expenses increased $285,000, to $508,000 from $223,000, for the three months ended June 30, 1998 and 1997, respectively. The increase was due primarily to the addition of property and equipment as the Company expanded its network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in personnel.

         INTEREST AND OTHER INCOME

         Interest and other income consist primarily of interest earnings on the Company's cash and cash equivalents. Interest and other income increased to $266,000 from $61,000 for the three months ended June 30, 1998 and 1997, respectively. The increase was due primarily to interest earned from the investment of higher cash and cash equivalent balances derived from sales of the Company's Common Stock in December 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         REVENUES

         Total revenues increased $4.4 million, or 171.0%, to $6.9 million from $2.6 million, for the six months ended June 30, 1998 and 1997, respectively.

         Business Services. Business services revenues increased $1.4 million, to $2.6 million from $1.2 million, for the six months ended June 30, 1998 and 1997, respectively. Business services revenues represented 37.7% of total revenues for the six months ended June 30, 1998 and 48.6% of total revenues for the six months ended June 30, 1997. The increase in business services revenues was due primarily to the increase in the number of business services events broadcast by the Company to 744 events in the six months ended June 30, 1998 from 276 events in the six months ended June 30, 1997.

         Web Advertising. Web advertising revenues increased $1.6 million, to $2.7 million from $1.1 million, for the six months ended June 30, 1998 and 1997, respectively. Web advertising revenues represented 38.8% of total revenues for the six months ended June 30, 1998 and 41.9% of total revenues for the six months ended June 30, 1997. Bartered Web advertising revenues decreased $26,000, or 4.5%, to $559,000 from $585,000, for the six months ended June 30, 1998 and 1997, respectively, and represented 8.1% and 22.9% of total revenues, respectively. The increase in Web advertising revenues was due primarily to an increase in ads sold to existing and new advertisers on the Company's Web sites, including gateway ads, which the Company began selling in the first six months of 1998.

         Traditional Media Advertising. Traditional media advertising revenues increased $934,000, to $1.1 million from $208,000, for the six months ended June 30, 1998 and 1997, respectively. Traditional media advertising revenues represented 16.5% of total revenues for the six months ended June 30, 1998 and 8.1% of total revenues for the six months ended June 30, 1997. The increase was due primarily to direct cash payments for broadcasting radio station feeds and prepaid advertising sales, both of which did not occur in the second quarter of 1997, and increased sales of ad spots acquired through the licensing of additional radio and television stations.

         Other. Other revenues increased $454,000, to $490,000 from $36,000, for the six months ended June 30, 1998 and 1997, respectively, representing 7.1% and 1.4% of total revenues, respectively. The increase was due primarily to promotional services, which did not occur in the first six months of 1997, and increased electronic commerce sales.

         OPERATING EXPENSES

         Production Costs. Production costs increased $1.1 million, or 109.5%, to $2.2 million from $1.1 million, for the six months ended June 30, 1998 and 1997, respectively. The increase was due primarily to (i) the increase in sales of prepaid advertising credits which did not occur in the first six months of 1997; and (ii) production costs required for the broadcasting of additional business services events. Excluding both the revenues and expenses associated with barter transactions, production costs were 26.2% and 26.3% of revenues for the periods presented, respectively.

         Operating and Development. Operating and development expenses increased $3.5 million, to $5.3 million from $1.8 million, for the six months ended June 30, 1998 and 1997, respectively. Approximately $3.1 million of the increase was due to (i) increased expenditures for data communications as user traffic increased; (ii) additional operations personnel to oversee the increase in broadcasts by the Company; and (iii) increased software and content license fees as the Company's network infrastructure expanded and the Company obtained additional Internet broadcasting rights.

         Sales and Marketing. Sales and marketing expenses increased $3.0 million, to $4.3 million from $1.3 million, for the six months ended June 30, 1998 and 1997, respectively. Approximately $2.7 million of the increase was primarily due to (i) growth in the Company's sales force and marketing staff to support increased revenues; and (ii) increased advertising and marketing expenses to promote the Company's Web sites and increase user traffic.

         General and Administrative. General and administrative expenses increased $648,000, to $1.3 million from $652,000 for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily a result of increased personnel expenses and other administrative costs necessary to support the Company's growth.

         Depreciation and Amortization. Depreciation and amortization expenses increased $551,000, to $951,000 from $400,000, for the six months ended June 30, 1998 and 1997, respectively. The increase was due primarily to the addition of property and equipment as the Company expanded its network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in personnel.

         INTEREST AND OTHER INCOME

         Interest and other income increased $419,000, to $541,000 from $122,000, for the six months ended June 30, 1998 and 1997, respectively. The increase was due primarily to interest earned from the investment of higher cash and cash equivalent balances derived from sales of the Company's Common Stock in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations through sales of Common Stock and warrants. Net proceeds from these sales from inception to June 30, 1998 have totaled approximately $40.8 million. At June 30, 1998, the principal source of liquidity for the Company was approximately $17.9 million of cash and cash equivalents. In April 1998, the Company entered into an operating lease facility which provides for up to $2.5 million for equipment, of which the Company has utilized approximately $550,000 as of June 30, 1998. In addition, in December 1997 the Company entered into a line of credit that provides for borrowings up to $2.5 million for working capital needs and equipment purchases. As of June 30, 1998, the Company had not made any borrowings against this line of credit.

         Net cash used in operating activities was $5.5 million and $2.7 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used in operating activities was primarily attributable to net losses, offset in part by increases in accounts payable and accrued liabilities.

         Net cash used in investing activities was $1.8 million and $1.4 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities in all such periods was related primarily to purchases of property and equipment.

         Net cash provided by financing activities was $3.8 million for both the six months ended June 30, 1998 and 1997. Net cash provided by financing activities resulted primarily from the issuances of Common Stock.

         In July 1998, the Company completed a public offering of 2,687,500 shares of Common Stock for net proceeds of approximately $43.5 million. The Company believes that the net proceeds from such offering, together with its current cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. The Company may need to raise additional funds through public or private financings, or other arrangements. There can be no assurance that such additional financings, if needed, will be available on terms attractive to the Company, if at all. Failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's Common Stock.

YEAR 2000 COMPLIANCE

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem of either the Company or its users, customers or advertisers could have a material adverse effect on the Company's business, results of operations and financial condition.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1997, the Company had available net operating loss carryforwards totaling $10.3 million, which expire beginning in 2011. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future.

RISK FACTORS

         Limited Operating History; History of Losses and Anticipation of Future Losses. The Company commenced broadcasting live audio programming on the Web in September 1995 and live video programming in March 1997. The Company first recognized business services revenues and Web advertising revenues in January 1996 and traditional media advertising revenues in January 1997 and has recorded a net loss for each year since its inception. As of June 30, 1998, the Company had an accumulated deficit of $16.3 million. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, business services and advertising. To achieve and sustain profitability, the Company believes it must, among other things, (i) provide compelling and unique content to Internet users,
(ii) successfully market and sell its business services, (iii) effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies, (iv) continue to develop and upgrade its technology and network infrastructure, (v) respond to competitive developments, (vi) successfully introduce enhancements to its existing products and services to address new technologies and standards, (vii) effectively sell its inventory of radio and television ad spots and (viii) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of compelling content and the development of broadband networks that support multimedia streaming. There can be no assurance that the Company will be successful in addressing these risks, and failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level, or that the Company will achieve or maintain profitability or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

         Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results. Because of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. The market for the Company's business services and the long-term acceptance of Web-based advertising are uncertain. The Company currently intends to increase substantially its operating expenses in order to, among other things, (i) expand its distribution network capacity, (ii) fund increased sales and marketing activities, (iii) acquire additional content, (iv) develop and upgrade technology and (v) purchase equipment for its operations. The Company's expense levels are based, in part, on its expectations with regard to future revenues, and to a large extent such expenses are fixed, particularly in the short term. To the extent the Company is unsuccessful in increasing its revenues, the Company may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce its operating expenses, causing it to forego potential revenue generating activities, either of which could cause a material adverse effect in the Company's business, results of operations and financial condition.

         The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) the cost of acquiring and the availability of content, (ii) the demand for the Company's business services, (iii) demand for Internet advertising, (iv) seasonal trends in Internet and advertising placements, (v) the advertising cycles for, or the addition or loss of, individual advertisers,
(vi) the level of traffic on the Company's Web sites, (vii) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, (viii) price competition or pricing changes in Internet broadcasting services, such as the Company's business services, and in Internet advertising, (ix) the seasonality of the content of the Company's broadcasts, such as sporting and other events, (x) the level of and seasonal trends in the use of the Internet, (xi) technical difficulties or system downtime, (xii) the cost to acquire sufficient bandwidth or to integrate efficient broadcast technologies, such as multicasting, to meet the Company's needs, (xiii) the mix of unicasting and multicasting from the Company's Web sites, (xiv) the introduction of new products or services by the Company or its competitors and
(xv) general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media. Any one of these factors could cause the Company's revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in the Company's quarterly operating results.

         The Company expects that its revenues will be higher leading up to and during major United States sport seasons for sports that the Company broadcasts, such as the NHL and college football, and lower at other times of the year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced than it is currently. As a result, the Company believes that its revenues from Web and traditional media advertising sales have been affected by these cyclical factors and the Company expects its Web and traditional media advertising sales generally to follow the quarterly trends of traditional media advertising. The foregoing factors could have a material adverse effect on the Company's business, results of operations and financial condition.

         Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, it is possible that the Company's operating results in one or more quarters will fail to meet the expectations of securities analysts or investors. In such event, the price of the Common Stock could be materially adversely affected.

         Dependence on Content Providers; License Fees Payable to Content Providers. The Company's future success depends in large part upon its ability to aggregate and deliver compelling content over the Internet. The Company typically does not create its own content. Rather, the Company relies on third party content providers, such as radio and television stations and cable networks, businesses and other organizations, universities and record labels for compelling and entertaining content. The Company's ability to maintain its existing relationships with such content providers and to build new relationships with additional content providers is critical to the success of its business. Although many of the Company's agreements with third party content providers are for initial terms of more than two years, the content providers may choose not to renew such agreements or may terminate such agreements prior to the expiration of their terms if the Company fails to fulfill its contractual obligations. The Company's inability to secure licenses from content providers or performance rights societies or the termination of a significant number of content provider agreements would decrease the availability of content that the Company can offer users. This may result in decreased traffic on the Company's Web sites and, as a result, decreased advertising revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's agreements with certain of its content providers are nonexclusive, and many of the Company's competitors offer, or could offer, content that is similar to or the same as that obtained by the Company from such nonexclusive content providers. Such direct competition could have a material adverse effect on the Company's business, results of operations and financial condition.

         License fees payable to content providers and performance rights societies and other licensing agencies may increase as the Company continues to aggregate content and as competition for such content increases. There can be no assurance that the Company's content providers, performance rights societies and other licensing agencies will enter into prospective agreements with the Company on the same or similar terms as those currently in effect or on terms acceptable to the Company if no agreement is in effect. If the Company is required to pay increased licensing fees, such increased payments could have a material adverse effect on the Company's business, results of operations and financial condition.

         Uncertain Acceptance of the Company's Business Services. The Company's ability to establish and maintain a leadership position in Internet and intranet broadcasting for businesses and in the distribution of other live and on-demand events will depend on, among other things, (i) the Company's success in providing quality programming at low and high bit rates over the Internet, (ii) the Company's marketing and sales efforts, (iii) market acceptance of the Company's current and future service offerings, (iv) the reliability of the Company's networks and services and (v) the extent to which end users are able to receive the Company's broadcasts at adequate bit rates to provide for high quality services, none of which can be assured. The Company operates in a market that is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed competing broadcasting and distribution services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Sales of the Company's business services may require an extended sales effort in certain cases. In addition, potential customers must accept the Company's audio and video broadcast services as a viable alternative to face-to-face meetings, traditional media, traditional business communications tools, such as audio teleconferences and video conferencing, and conventional classroom-based learning. Because the market for the Company's business services is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. In addition, it is not known whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business and other events. There can be no assurance that the market for the Company's business services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Web sites do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

         Uncertain Acceptance of Streaming Media Technology. The Company's success depends on the market acceptance of streaming media technology provided by companies such as RealNetworks, Inc. ("RealNetworks") and Microsoft Corporation ("Microsoft"). Prior to the advent of streaming technology, Internet users could not initiate the playback of audio or video clips until such content was downloaded in its entirety, resulting in significant waiting times. As a result, live broadcasts of audio and video content over the

Internet or intranets were not possible. Early streaming media technology suffered from poor audio quality, and video streaming at 28.8 kbps (thousands of bits per second) currently is of lower quality than traditional media broadcasts. In addition, congestion over the Internet and packet loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streamed media adequately, users generally must have multimedia PCs with certain microprocessor requirements and at least 28.8 kbps Internet access and streaming media software. Users typically electronically download such software and install it on their PCs. Such installation may require technical expertise that some users do not possess. In addition, older versions of certain Web browsers may need to be reconfigured in order to receive streaming media from the Company's Web sites. Furthermore, in order for users to receive streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints on corporate intranets, some information systems managers may block reception of streamed media. Widespread adoption of streaming media technology depends on overcoming these obstacles, improving audio and video quality and educating customers and users in the use of streaming media technology. If streaming media technology fails to achieve broad commercial acceptance or such acceptance is delayed, the Company's business, results of operations and financial condition could be materially adversely affected.

         Uncertain Acceptance of the Internet as an Advertising Medium. The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the development of the Internet as an advertising medium, (ii) pricing of advertising on other Web sites, (iii) the amount of traffic on the Company's Web sites, (iv) the Company's ability to achieve and demonstrate user and member demographic characteristics that are attractive to advertisers, (v) the development and expansion of the Company's advertising sales force and (vi) the establishment and maintenance of desirable advertising sales agency relationships. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Web-based advertising. There can be no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition could be materially adversely affected.

          Management of Growth. The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. The Company expanded from fewer than 10 employees on September 30, 1995, to 191 employees on July 31, 1998, and the Company expects to increase its personnel significantly in the near future. The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively utilize its operational, management, marketing and financial systems and train and manage its employees. Many of the Company's senior management have only recently joined the Company. These individuals have not previously worked together and are in the process of integrating as a management team. There can be no assurance that the Company will be able to manage effectively the expansion of its operations or that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on the Company's business, results of operations and financial condition.

         Risk of System Failure, Delays and Inadequacy; Single Site. The performance, reliability and availability of the Company's Web sites and network infrastructure are critical to its reputation and ability to attract and retain users, advertisers and content providers. A large portion of the Company's network infrastructure is located at a single, leased facility in Dallas, Texas. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, tornadoes and similar events. The Company does not presently have redundant facilities or systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of the Company's Web sites to such entities or individuals. In addition, because the Company's Web advertising revenues are directly related to the number of advertisements delivered by the Company to users, system interruptions that result in the unavailability of the Company's Web sites or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

         A sudden and significant increase in traffic on the Company's Web sites could strain the capacity of the software, hardware and telecommunications systems deployed or utilized by the Company, which could lead to slower response times or system failures. The Company's operations also are dependent upon receipt of timely feeds from its content providers, and any failure or delay in the transmission or receipt of such feeds, whether due to system failure of the Company, its content providers, satellites or otherwise, could disrupt the Company's operations. The Company is also dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to the Company's Web sites. Users may experience difficulties accessing or using the Company's Web sites due to system failures or delays unrelated to the Company's systems. These difficulties may negatively affect audio and video quality or result in intermittent interruption in programming. In addition, the Company relies on third party ISPs to provide hosting services with respect to some of the Company's content providers. Any sustained failure or delay could reduce the attractiveness of the Company's Web sites to business services customers, users, advertisers and content providers. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, results of operations and financial condition.

         Security Risks. Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement industry-standard security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing the Company's Web sites, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Short-Term Advertising Contracts. A substantial portion of the Company's Web advertising revenues are derived from short-term contracts. Consequently, many of the Company's advertising customers can cease advertising on the Company's Web sites quickly and without penalty, thereby increasing the Company's exposure to competitive pressures. There can be no assurance that the Company's current advertisers will continue to purchase advertisements or that the Company will be able to secure new advertising contracts from existing or future customers at attractive rates or at all. Any failure of the Company to achieve sufficient advertising revenue could have a material adverse effect on the Company's business, results of operations and financial condition.

         Competition. The market for Internet broadcasting and services is highly competitive and the Company expects that competition will continue to intensify. The Company competes with (i) other Web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users, (ii) videoconferencing companies, audio conferencing companies and Internet business services broadcasters, (iii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and (iv) local radio and television stations and national radio and television networks for sales of advertising spots. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Competition among Web sites that provide compelling content, including streaming media content, is intense and is expected to increase significantly in the future. The Company competes against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Traditional media companies have not established a significant streaming media presence on the Internet and may expend resources to establish a more significant presence in the future. These companies have significantly greater brand recognition and financial, technical, marketing and other resources than the Company. The Company competes generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users, support advertising intended to reach such users and attract business and other organizations seeking Internet broadcasting and distribution services. The Company competes with other Internet broadcasters and Web sites to acquire Internet broadcasting rights to compelling content. The Company believes that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. In the market for Internet distribution of radio and television broadcasts, the Company competes with ISPs, radio and television stations and networks that originate their own Internet broadcasts. RealNetworks and MCI Communications Corporation ("MCI") announced a strategic alliance in August 1997 involving the introduction of a service currently called Real Broadcast Network that delivers audio and video broadcasts over the Internet. In the area of sports content, the Company competes with CBS SportsLine and ESPNET SportsZone. The Company also competes for the time and attention of Internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. For example, certain Web sites may provide a collection of links to other Web sites with streaming media content. The Company expects competition to intensify and the number of competitors to increase significantly in the future. In addition, as the Company expands the scope of its content and services, it will compete directly with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

         The Company competes with videoconferencing and teleconferencing companies, along with companies that provide Internet broadcasting services to businesses and other organizations. Principal competitive factors include price, transmission quality, transmission speed, reliability of service, ease of access, ease of use, customer support, brand recognition and operating experience. The Company's current and potential competitors may have significantly greater financial, technical and marketing resources, longer operating histories and greater brand recognition. Traditional videoconferencing and teleconferencing may allow for a more interactive user experience. As prices for videoconferencing systems decrease and transmission quality increases, the installed base of videoconferencing systems may increase. Companies that provide media streaming software may also enter the market for Internet broadcast services. If media streaming technology and backbone bandwidth becomes more readily available to companies at low prices, the Company's customers may decide to broadcast their own programming. In particular, local exchange carriers, ISPs and other data communication service providers may compete in the future with a portion of or all of the Company's business services as technological advancements facilitate the ability of these providers to offer effectively these services. There can be no assurance that the Company will be able to compete successfully against current or future competitors for Internet broadcast services.

         The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web sites, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web sites and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company competes for traditional media advertising sales with national radio and television networks, as well as local radio and television stations. Local radio and television content providers and national radio and television networks may have larger and more established sales organizations than the Company. These companies may have greater name recognition and more established relationships with advertisers and advertising agencies than the Company. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory. The Company's traditional media advertising sales efforts depend on the Company's ability to obtain an inventory of ad spots across the top radio and television markets. If the Company is unable to obtain such inventory, it could have a material adverse effect on the Company's business, results of operations and financial condition.

         Risks Associated with Traditional Media Advertising Sales. The Company is dependent, in part, on its ability to sell its inventory of radio and television ad spots obtained from stations in exchange for the Company's Internet broadcast of their programming. Selling radio and television advertising is highly competitive. The Company depends on Premiere Radio Networks, Inc. ("Premiere Radio Networks") to sell a majority of its radio ad spots. The Company's traditional media advertising sales efforts are focused on selling ads to traditional national advertisers in order to avoid competing with advertising sales efforts of its local radio and television station content providers. Sales of ad spots to national advertisers are typically sold at a lower cost per thousand ("CPM") than local advertising. The Company competes for traditional media advertising sales with national radio and television networks. National radio and television networks typically have larger and more established sales organizations as compared to those of the Company. There can be no assurance that Premiere Radio Networks will continue to sell effectively the Company's inventory of ad spots or that competitive pressures with respect to traditional media advertising sales will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Scalability of Number of Users. The Company's success depends on its ability to broadcast audio and video programming to a large number of simultaneous users. Until recently, the Company only deployed unicasting (one user per Company originated stream) technology to broadcast audio and video programming to users over the Internet. The Company has deployed another broadcast technology, multicasting (multiple users per Company originated stream), on a trial basis since September 1997 and has begun to deploy this technology on a broader commercial basis only recently. The Company anticipates that unicasting will continue to be used to distribute its archived an don-demand programming and that multicasting or a similar broadcasting technology will be used for live and other events where a large audience for the content is expected. To increase the Company's unicast capacity, the Company will be required to successfully expand its network infrastructure through the acquisition and deployment of additional network equipment and bandwidth. There can be no assurance that the Company will be successful in such expansion. The Company believes that to be a successful Internet broadcaster it also must successfully deploy multicasting or a similar broadcasting technology that can deliver streaming media content to many users simultaneously through one-to-many Internet connections. To this end, the Company has deployed multicasting, but has not yet tested its full capacity during an actual broadcast. The Company will be required to test, deploy and successfully scale its multicast network infrastructure to serve mass audiences. There can be no assurance that the Company will be successful in doing so, that multicasting will be able to support a substantial audience or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, the Company would likely be required to expend significant resources to deploy a technology other than multicasting, which could have a material adverse effect on the Company's results of operations during the period in which the Company attempts such deployment. If the Company fails to scale its broadcasts to large audiences of simultaneous users, such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Providers of Streaming Media Products. The Company relies on providers of streaming media products, such as RealNetworks and Microsoft, to provide a broad base of users with streaming media software. The Company currently licenses software products that enable the broadcast of streaming media from such companies and others. The Company may need to acquire additional licenses from such streaming media companies to meet its future needs. Users are currently able to download electronically copies of the RealNetwork's RealPlayer and Microsoft's NetShow Player software free of charge. If providers of streaming media products substantially increase license fees charged to the Company for the use of their products, refuse to license such products to the Company or begin charging users for copies of their player software, such actions could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Continued Growth in Use of the Internet and Streaming Media Content on the Internet. Rapid growth in use of and interest in the Internet is a recent phenomenon and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. Future revenues of the Company will depend largely on the widespread acceptance and use of the Internet as a source of multimedia information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content, if at all, for a number of reasons, including (i) potentially inadequate development of the necessary infrastructure, (ii) inadequate development of enabling technologies, (iii) lack of acceptance of the Internet as a medium for distributing streaming media content and (iv) inadequate commercial support for Web-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it, specifically the demands of delivering high-quality video content. Furthermore, user experiences on the Internet are affected by access speed. There is no assurance that broadband access technologies, such as xDSL and cable modems, will become widely adopted. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in unacceptable response times and could adversely affect use of the Internet generally and of the Company's Web sites in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial condition could be materially adversely affected.

         Risk of Technological Change. The market for Internet broadcast services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require the Company to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its network infrastructure. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as xDSL and cable modems, could dramatically change the structure and competitive dynamic of the market for streaming media solutions. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies or advancements in streaming and compression technologies may require the Company to expend resources to address these developments. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by the Company to modify or adapt its Web sites and services. A failure by the Company to rapidly respond to technological developments could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Personnel; Need for Additional Personnel. The Company's performance and development is substantially dependent on the continued services of certain members of senior management, including Todd R. Wagner, Chief Executive Officer, and Mark Cuban, President, as well as on the Company's ability to retain and motivate its other officers and key employees. The Company does not have "key person" life insurance policies on any of its officers or other employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical personnel and management. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key management and technical employees or that it will be able to attract or retain additional qualified technical personnel and management in the future. The inability to attract and retain the necessary technical personnel and management could have a material adverse effect upon the Company's business, result of operations and financial condition.

         Risks Associated with broadcast.com Name Change. In May 1998, the Company changed its name from AudioNet, Inc. to broadcast.com inc. to better represent the diversity of its programming, service offerings and solutions. The Company believes that developing and strengthening the broadcast.com brand is critical to achieving widespread acceptance of its broadcast services and increasing traffic to its Web sites and that the importance of brand recognition will increase as competition in the market for Internet broadcasting increases. The Company has expended substantial resources in establishing brand recognition of the name and Web address www.audionet.com. Although users accessing www.audionet.com will automatically be taken to www.broadcast.com, the name change may cause confusion among users and customers. If the Company fails to promote and maintain its brand, if the Company's existing or future strategic relationships fail to promote the Company's brand or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, then the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to enforce rights related to the broadcast.com name, that it will be free to use the name in all jurisdictions, that there will be no challenges to the use of that name or that it will not be required to expend significant resources in defending the use of that name.

         Government Regulation and Legal Uncertainty. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that existing laws may be adapted, and that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose the Company to significant liabilities associated with content available on its Web sites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose the Company to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on the Company's business, results of operations or financial condition.

         In November 1995, the Digital Performance Right in Sound Recordings Act of1995 (the "1995 Act") was enacted. The 1995 Act provides that the owners of sound recordings have certain exclusive performance rights in such recordings, and, if applicable to the Company, could require the Company to pay additional licensing fees for its broadcasts. The Company believes, however, that its broadcasts may be exempt from such fees under the 1995 Act. No assurance, however, can be given that the Company's belief is correct, particularly because the 1995 Act has not yet been sufficiently interpreted. Notwithstanding, the Company is aware that legislation pending before the United States Congress, known as the "Digital Millennium Copyright Act," if enacted, could require the Company to pay licensing fees for the performance of sound recordings. Passage of the Digital Millennium Copyright Act or an interpretation of the 1995 Act on this or other provisions of the Act that is adverse to the Company, could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company currently does not collect sales or other taxes with respect to the sale of services or products in states and countries where the Company believes it is not required to do so. The Company does collect sales and other taxes in the states it has offices and believes it is required by law to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that the Company should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Communications Decency Act of 1996 (the "CDA") was enacted in 1996.Although those sections of the CDA that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Although the Company does not currently distribute the types of materials that the CDA may have deemed illegal, the nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and legislation similar to the CDA could subject the Company to potential liability, which in turn could have an adverse effect on the Company's business, financial condition and results of operations. Such laws could also damage the growth of the Internet generally and decrease the demand for the Company's products and services, which could adversely affect the Company's business, results of operations and financial condition.

         Liability for Internet Content. As a distributor of Internet content, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that it broadcasts. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Although the Company maintains general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although the Company generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company's business, results of operations and financial condition.

         Intellectual Property. The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There can be no assurance that these steps will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's broadcasts. In the future, litigation maybe necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.

         The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with the business of the Company, then the Company may be forced to litigate infringement claims that could result in substantial costs to the Company. In addition, if the Company was unsuccessful in defending such a claim, it could have a material adverse effect on the Company's business, results of operations and financial condition. On or about July 8, 1998, a lawsuit was filed against the Company and one of its officers and directors relating to trademark infringement. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit. The Company intends to vigorously defend against this action and seek its early dismissal. If third parties prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company. An adverse outcome in litigation or privity proceedings could require the Company to license disputed rights from third parties or to cease using such rights. Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect the Company.

         In December 1997, the Company filed an application for a United States trademark registration for "broadcast.com." There can be no assurance that the Company will be able to secure such a registered trademark. In October 1996, the Company was issued a United States trademark for "AudioNet." The Company intends to pursue the registration of its trademarks based upon anticipated use internationally. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in foreign countries. Many countries have a "first-to-file" trademark registration system and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trademark or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term broadcast.com. The inability of the Company to protect its "broadcast.com," "AudioNet" and other marks adequately could have a material adverse effect on the Company's business, results of operations and financial condition.

         As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its proprietary information or that agreements entered into for that purpose would be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization. The laws of some countries may afford the Company little or no effective protection of its intellectual property.

         Acquisition Risk. The Company may pursue the acquisition of new or complementary businesses, services or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to incorporate successfully acquired technology and rights into the Company's services and content offerings, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, and the potential impairment of relationships with employees, customers and strategic partners.

         Control by Certain Stockholders. As of July 31, 1998, the Company's directors and executive officers beneficially own approximately 42.3% of the outstanding Common Stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

         Certain Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders of the Company. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the other rights of the holders of, the Common Stock. The Company has no present plans to issue shares of Preferred Stock. In addition, certain provisions of the Company's Restated Certificate of Incorporation (the "Restated Certificate of Incorporation") and Amended and Restated Bylaws, as amended (the "Bylaws") will have the effect of delaying, deferring or preventing a change of control of the Company. These provisions provide, among other things, that the Board of Directors will be divided into three classes to serve staggered three-year terms following the first annual meeting after a public offering, that stockholders may not take actions by written consent and that the ability of stockholders to call special meetings will be restricted. In addition, the Company is subject to the anti-takeover provisions of Section 203of the Delaware General Corporation Law (the "DGCL"), which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The Company's indemnification agreements with directors and officers, the Company's Restated Certificate of Incorporation and Bylaws provide that the Company will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to the Company, which may be broad enough to include services in connection with takeover defense measures. Such provisions may have the effect of preventing changes in the management of the Company.

         Year 2000 Compliance. There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its users, customers or advertisers could have a material adverse effect on the Company's business, results of operations and financial condition.

         Volatility of Stock Price. The trading price of the Common Stock has been and may continue to be subject to wide fluctuations. Trading prices of the Common Stock may fluctuate in response to a number of factors, such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in Internet markets, changes in the market valuations of other Internet companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of Common Stock and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may materially adversely affect the market price of the Common Stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         Shares Eligible for Future Sale; Registration Rights. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares before January 13, 1999 without the prior written consent of Morgan Stanley & Co. Incorporated. Morgan Stanley & Co. Incorporated, may, however, in its sole discretion and at any time without prior notice, release all or any portion of the Common Stock subject to these lock-up agreements. Morgan Stanley & Co. Incorporated currently has no plans to release any portion of the securities subject to lock-up agreements. When determining whether or not to release shares from the lock-up agreements, Morgan Stanley & Co. Incorporated will consider, among other factors, the stockholder's reasons for requesting the release, the number of shares for which the release is being requested and market conditions at the time. As of August 17, 1998, 2,875,000 shares of Common Stock are eligible for sale in the public market. On January 13, 1999, 13,977,905 shares currently subject to lock-up agreements will become eligible for sale in the public market, of which all but 3,260,940 shares shall be subject to the volume limitations and other conditions of Rule 144 adopted under the Securities Act ("Rule 144"). An additional 407,166 shares will become eligible for sale in the public market in March 1999, all of which shall be subject to the volume limitations and other conditions of Rule 144. The remaining 15,960 shares will become eligible for sale in July 1999, all of which shall be subject to the volume limitations and other conditions of Rule 144. In addition, on August 17, 1998, there were outstanding warrants to purchase 218,096 shares of the Company's Common Stock and options exercisable for 633,406 shares of the Company's Common Stock. In addition, the Company intends to register a total of 4,105,360 shares of Common Stock subject to options outstanding or reserved for future issuance under the Company's 1996 Stock Option Plan, 1998 Stock Option Plan and 1996 Non-Employee Directors Stock Option Plan, and 250,000 shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan. Upon expiration of the lock-up agreements referred to above, holders of 4,533,631 shares of Common Stock and holders of warrants to purchase 218,096 shares of Common Stock will have certain rights to require the Company to register those shares of Common Stock and those shares issuable upon the exercise of warrants under the Securities Act. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Company's Common Stock.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about July 8, 1998, a lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of New York by Radio Channel Networks, Inc. In this action, the plaintiff alleges that the Company's use of the term "radio channel" infringes a registered trademark of the plaintiff. Plaintiff seeks to enjoin the Company from using the words "radio channel" on the Company's Web sites and seeks damages in an amount no less than $6,900,000 and that such damages be trebled. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and the Company intends to vigorously defend against this action and seek its early dismissal.

ITEM 2.  CHANGES IN SECURITIES

         Since April 1, 1998, the Company has issued and sold unregistered securities as follows:

         Between April 1, 1998 and June 30, 1998, an aggregate of 1,620 shares of Common Stock were issued to employees upon exercise of options. The aggregate consideration received for such shares was $11,016.

         The Company's registration statement (Registration No. 333-52877) under the Securities Act of 1933, as amended, for its initial public offering became effective on July 16, 1998. Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC were the managing underwriters of the offering. In the offering, the total price to the public, underwriting discounts and commissions, proceeds to the Company and proceeds to the selling stockholder were $51.8 million, $3.6 million, $45.0 million and $3.1 million, respectively. Offering proceeds, net of aggregate expenses to the Company of approximately $1.5 million, were approximately $43.5 million. The Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers or general partners of the Company or their affiliates, persons owning 10% or more of any class of the Company's securities or affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent of holders of a majority of the outstanding Common Stock dated May 12, 1998, the stockholders approved the renaming of the corporation as "broadcast.com inc." from "AudioNet, Inc."

         At the Company's annual meeting of stockholders held on June 19, 1998, the following matters were approved:

         (a) Mark Cuban, Todd R. Wagner, Jack A. Riggs, Joseph W. Autem, Steven
D. Leeke and Randall S. Battatt were elected to serve on the Company's Board of Directors;

         (b) the Restated Certificate of Incorporation was approved increasing the authorized shares of Common Stock from 45,000,000 to 60,000,000;

         (c) the Restated Bylaws of the Company were further amended by adding provisions specifying procedures for the nomination of directors and the introduction or new business at meetings of stockholders;

         (d) the 1998 Stock Option Plan and 1998 Employee Stock Purchase Plan were approved; and

         (e) director and officer indemnification agreements were approved.

         Each of the above matters was approved by the affirmative vote of all 11,416,607 shares of Common Stock represented at the annual meeting.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

         10.1 Amendment No. 1 to the AudioNet, Inc. 1996 Non-Employee Directors Stock Option Plan (as amended and restated June 1, 1997)

         b)    Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     broadcast.com inc.
                                     (Registrant)

Date:    August 18, 1998             By: /s/  Jack A. Riggs
                                     --------------------------------------
                                     Jack A. Riggs
                                     Chief Financial Officer and
                                     Treasurer
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                             DESCRIPTION
-------                                            -----------
 10.1              Amendment No. 1 to the AudioNet, Inc. 1996 Non-Employee Directors Stock Option Plan
                   (as Amended and Restated June 1, 1997)

 27                Financial Data Schedule