Form 10-Q
period 1998-09-30
BROADCAST COM INC
filed 1998-11-13
CIK 1061236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-24591

                               broadcast.com inc.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

       DELAWARE                                        75-2600532
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               2914 TAYLOR STREET
                               DALLAS, TEXAS 75226
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 748-6660
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING ARE CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 11, 1998: 17,093,031
                               broadcast.com inc.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF SEPTEMBER 30, 1998 (UNAUDITED) AND
         DECEMBER 31, 1997                                                    3

         STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS
         ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)                        4

         STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTH PERIODS
         ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)                        5

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   35

ITEM 2.  CHANGES IN SECURITIES                                               35

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     36

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 36

ITEM 5.  OTHER INFORMATION                                                   36

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    36

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               broadcast.com inc.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                           SEPTEMBER 30,    DECEMBER 31,
                           ASSETS                              1998            1997
                                                           -------------    ------------
Current assets:
   Cash and cash equivalents                                $ 58,149,546    $ 21,337,116
   Accounts receivable, net of allowance of $238,972
      and $76,240, respectively                                3,007,511       1,976,765
   Prepaid expenses                                            1,192,947       1,032,198
   Other                                                          48,040          11,311
                                                            ------------    ------------
      Total current assets                                    62,398,044      24,357,390
Property and equipment, net                                    4,144,000       2,812,971
Prepaid expenses                                                  87,536         935,720
Intangible assets, net                                           476,670         126,733
                                                            ------------    ------------
      Total assets                                          $ 67,106,250    $ 28,232,814
                                                            ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              678,443         362,214
   Accrued liabilities                                         2,402,825         677,662
                                                            ------------    ------------
      Total current liabilities                                3,081,268       1,039,876
                                                            ------------    ------------

Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized, $.01 par
      value, no shares issued and outstanding                         --              --
   Common stock, 60,000,000 shares authorized, $.01 par
      value, 17,088,831 and 13,976,285 shares issued
      and outstanding, respectively                              116,889          85,763
   Additional paid-in capital                                 84,114,736      36,838,152
   Accumulated deficit                                       (20,206,643)     (9,730,977)
                                                            ------------    ------------
      Total stockholders' equity                              64,024,982      27,192,938
                                                            ------------    ------------
      Total liabilities and stockholders' equity            $ 67,106,250    $ 28,232,814
                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                               broadcast.com inc.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                              1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
Revenues:
   Business services                      $  1,960,383    $    804,286    $  4,567,175    $  2,044,724
   Web advertising                           1,706,731         692,952       4,388,610       1,762,274
   Traditional media advertising               453,136         360,074       1,594,549         567,652
   Other                                       341,797          49,594         831,970          85,773
                                          ------------    ------------    ------------    ------------
      Total revenues                         4,462,047       1,906,906      11,382,304       4,460,423
                                          ------------    ------------    ------------    ------------

Operating expenses:
   Production costs                            968,572         994,410       3,194,195       2,056,868
   Operating and development                 3,619,343       1,285,417       8,881,134       3,062,650
   Sales and marketing                       2,982,646         907,590       7,291,721       2,206,476
   General and adminstrative                   872,250         338,089       2,172,415         990,553
   Depreciation and amortization               586,229         315,180       1,537,225         715,093
                                          ------------    ------------    ------------    ------------
      Total operating expenses               9,029,040       3,840,686      23,076,690       9,031,640
                                          ------------    ------------    ------------    ------------

      Net operating loss                    (4,566,993)     (1,933,780)    (11,694,386)     (4,571,217)
Interest and other income                      678,109          38,949       1,218,720         161,303
                                          ------------    ------------    ------------    ------------
      Net loss                            $ (3,888,884)   $ (1,894,831)   $(10,475,666)   $ (4,409,914)
                                          ============    ============    ============    ============

Basic and diluted net loss per share      $      (0.23)   $      (0.16)   $      (0.70)   $      (0.38)
                                          ============    ============    ============    ============
Shares used in the net loss per share
   calculations                             16,618,835      11,680,500      15,035,512      11,595,363
                                          ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                               broadcast.com inc.
                            STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1998            1997
                                                                 -------------    --------------
                                                                           (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                       $(10,475,666)   $ (4,409,914)
   Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation                                                   1,436,758         671,993
      Amortization                                                      65,063          41,760
      Provision for doubtful accounts                                  279,500          62,240
      Changes in operating assets and liabilities:
         Accounts receivable                                        (1,310,260)       (954,993)
         Prepaid expenses                                             (160,749)         23,961
         Other assets                                                  396,687         424,709
         Accounts payable and accrued liabilities                    2,041,171         303,815
                                                                  ------------    ------------
            Net cash used in operating activities                   (7,727,496)     (3,836,429)
                                                                  ------------    ------------

Cash flows from investing activities:
   Purchases of intangible assets                                     (415,000)             --
   Purchases of property and equipment                              (3,155,427)     (2,015,623)
   Proceeds from sale-leaseback transaction                            802,640              --
                                                                  ------------    ------------
            Net cash used in investing activities                   (2,767,787)     (2,015,623)

Cash flows from financing activities:
   Proceeds from Common Stock issuances                             47,199,251       3,712,972
   Proceeds from sale of warrants                                           --         120,000
   Proceeds from exercise of warrants                                  108,462              --
                                                                  ------------    ------------
            Net cash provided by financing activities               47,307,713       3,832,972
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                36,812,430      (2,019,080)
Cash and cash equivalents at beginning of period                    21,337,116       4,580,286
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 58,149,546    $  2,561,206
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

1.        NATURE OF BUSINESS

          Cameron Audio Networks, Inc. ("Cameron") was incorporated and filed its Articles of Incorporation (the "Articles") with the Secretary of State of Texas on May 19, 1995. On May 15, 1996, Cameron purchased the rights to the name AudioNet and subsequently filed a Certificate of Incorporation to form AudioNet, Inc. ("AudioNet"), a new entity, in the State of Delaware, on September 19, 1996. On November 1, 1996, Cameron and AudioNet filed a Certificate of Merger, effectively a stock-for-stock merger, whereby Cameron merged with and into AudioNet, with AudioNet continuing as the surviving entity. Each share of common stock of Cameron was converted to one share of Common Stock of AudioNet, and Cameron ceased to exist at the date of such merger. Effective as of the merger date, the number of shares authorized increased from 10,000,000 shares of Common Stock, no par value, to 5,000,000 shares of Preferred Stock, $.01 par value, and 45,000,000 shares of Common Stock, $.01 par value. The financial statements have been retroactively restated to reflect this incorporation, except for the original issuance of founders' shares. In April 1997, the Company declared a sixty-for-one stock split to be effected in the form of a stock dividend to stockholders of record on April 28, 1997. Concurrent with the stock split, the number of authorized shares of Common Stock was increased from 10,000,000 to 45,000,000. Effective May 1998, the Company changed its name to broadcast.com inc. ("broadcast.com" or the "Company"). Additionally, in June 1998, the Company filed a Restated Certificate of Incorporation which increased the number of authorized shares of Common Stock to 60,000,000. The financial statements have been adjusted retroactively for the sixty-for-one stock split and the increase in authorized shares.

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

          On or about August 25, 1998, a lawsuit was filed against the Company and RealNetworks, Inc. in the United States District Court for the Northern District of Texas Dallas Division by Venson M. Shaw and Steven M. Shaw. In this action, the plaintiffs allege that the Company, independently and together with RealNetworks, infringes on plaintiffs' patent by using media software products and services directed to media delivery systems for the Internet and corporate intranets. Plaintiff is seeking to enjoin defendants from further alleged infringement of plaintiffs patent and an amount of damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and the Company intends to vigorously defend against this action and seek its early dismissal. In addition, the Company believes it is entitled to be indemnified under the terms of it license agreements with its streaming software providers for the claims raised relating to the software. No assurances, however, can be given as to the availability of such indemnification at this time.

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

3.        NET LOSS PER SHARE

          Basic net loss per share has been computed in accordance with FAS 128 using the weighted average number of common shares outstanding. The provisions and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for all prior periods.

          Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company has a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computations of diluted earnings per share because they were anti-dilutive. For the three and nine month periods ended September 30, 1998, the Company had outstanding 2,538,662 options at exercise prices ranging from $2.69 to $51.50 and had outstanding 218,096 warrants at exercise prices ranging from $6.80 to $9.42 per share. For the three and nine month periods ended September 30, 1997, the Company had outstanding 1,877,207 options at exercise prices ranging from $2.69 to $6.80 and had outstanding 234,056 warrants at exercise prices ranging from $6.80 to $9.42 per share.

4.        RECENT ACCOUNTING PRONOUNCEMENTS

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

          THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," "WILL" AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS, THE COMPANY'S LIMITED OPERATING HISTORY, AVAILABILITY OF CONTENT, ACCEPTANCE OF STREAMING MEDIA TECHNOLOGY, CONTINUED GROWTH IN THE USE OF THE INTERNET, ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM, LICENSE FEES PAYABLE TO CONTENT PROVIDERS, RISKS OF SYSTEM FAILURE, DELAYS AND INADEQUACY, DEPENDENCE ON A SINGLE SITE AND COMPETITIVE PRESSURES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

          Broadcast.com is the leading aggregator and broadcaster of streaming media programming on the Web with the network infrastructure and expertise to deliver or "stream" hundreds of live and on-demand audio and video programs over the Internet to hundreds of thousands of users. The Company's Web sites offer a large and comprehensive selection of live and on-demand audio and video programming, including sports, talk and music radio, television, business events, full-length CDs, news, commentary and full-length audio-books. During the period from the Company's inception on May 19, 1995 through December 31, 1995 (the "Inception Period"), the Company had no revenues and its operating activities related primarily to the investment in necessary network infrastructure and initial planning and development of the Company's Web sites and operations. During 1996, the Company generated revenues primarily from business services and Web advertising and the Company's operating activities related to the continued development of the network infrastructure required for large-scale streaming media broadcasts, continued enhancement of its Web sites and opening a sales office in New York. During 1997, the Company significantly increased revenues from business services and Web advertising and began generating revenues from traditional media advertising. Also during 1997, the Company continued to expand its network infrastructure, moved to a 28,000 square foot facility, continued the enhancement of its Web sites and added qualified sales, marketing, operations and general and administrative personnel. Thus far in 1998, the Company has added television advertising sales to its traditional media advertising revenues, expanded its customer and user base, hired regional sales managers and vice presidents, opened sales offices in Los Angeles, San Francisco, Houston, Austin and Washington, D.C. and continued to expand its network infrastructure. In addition, the Company has continued to expend significant resources in the aggregation of content by obtaining Internet broadcasting rights to audio and video programming.

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

          The Company has incurred significant losses since its inception and, as of September 30, 1998, had an accumulated deficit of approximately $20.2 million. The Company believes that its success will depend largely on its ability to extend its leadership position as a leading source for streaming media programming and business services on the Web. Accordingly, the Company intends to invest heavily in sales and marketing, content acquisition and continued development of its network infrastructure.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

          Total revenues increased $2.6 million, or 134.0%, to $4.5 million from $1.9 million, for the three months ended September 30, 1998 and 1997, respectively.

          Business Services. Business services revenues increased $1.2 million, or 143.7%, to $2.0 million from $804,000, for the three months ended September 30, 1998 and 1997, respectively. Business services revenues represented 43.9% of total revenues for the three months ended September 30, 1998 and 42.2% of total revenues for the three months ended September 30, 1997. The increase in business services revenues was due primarily to the increase in the number of business services events broadcast by the Company to 422 events in the three months ended September 30, 1998 from 188 events in the three months ended September 30, 1997.

          Web Advertising. Web advertising revenues increased $1.0 million, or 146.3%, to $1.7 million from $693,000, for the three months ended September 30, 1998 and 1997, respectively. Web advertising revenues represented 38.2% of total revenues for the three months ended September 30, 1998 and 36.3% of total revenues for the three months ended September 30, 1997. Bartered Web advertising revenues increased $94,000, or 51.0%, to $280,000 from $185,000, for the three months ended September 30, 1998 and 1997, respectively, for such periods, but decreased as a percentage of total revenues to 6.3% from 9.7%, respectively. Traditionally, the Company has used bartered Web advertising to assist in establishing its brand and to drive traffic to its Web sites. As a result of the Company's decreased focus on the use of bartered Web advertising for these purposes, and the Company's increased cash flows from other revenue activities, the Company expects bartered Web advertising to comprise correspondingly smaller percentages of its revenues in future periods. Bartered Web advertising revenues are offset by an equal amount of bartered Web advertising expense in production costs. The increase in Web advertising revenues was due primarily to an increase in ads sold to existing and new advertisers on the Company's Web sites, including increased sales of gateway ads, which sell at a higher rate than traditional banner ads.

          Traditional Media Advertising. Traditional media advertising revenues increased $93,000, or 25.9%, to $453,000 from $360,000, for the three months ended September 30, 1998 and 1997, respectively. Traditional media advertising revenues represented 10.2% of total revenues for the three months ended September 30, 1998 and 18.9% of total revenues for the three months ended September 30, 1997. The increase was due primarily to higher direct cash payments for broadcasting radio and television station feeds and increased sales of ad spots acquired through the licensing of additional radio and television stations.

          Other. Other revenues increased $292,000, to $342,000 from $50,000, for the three months ended September 30, 1998 and 1997, respectively, representing 7.7% and 2.6% of total revenues, respectively, for such periods. The increase was due primarily to promotional services, which did not occur in the third quarter of 1997, and increased electronic commerce sales.

          OPERATING EXPENSES

          Production Costs. Production costs consist primarily of event production costs, bartered Web advertising expenses, performance license fees, direct personnel expenses associated with event production and merchandise costs. Production costs decreased $26,000, or 2.6%, to $969,000 from $994,000, for the three months ended September 30, 1998 and 1997, respectively. The decrease was due primarily to a reduction of expenses related to prepaid advertising credits, which were partially offset by increased production costs associated with an increase in the number of business services events broadcast by the Company. Excluding both the revenues and expenses associated with bartered Web advertising transactions, production costs were 16.5% and 47.0% of revenues for the three months ended September 30, 1998 and 1997, respectively.

          Operating and Development. Operating and development expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, content and software license fees, operating supplies and overhead. Operating and development expenses increased $2.3 million, to $3.6 million from $1.3 million, for the three months ended September 30, 1998 and 1997, respectively. Approximately $2.1 million of the increase was due to (i) increased expenditures for data communications as user traffic increased; (ii) additional operations personnel to oversee the increase in broadcasts by the Company; and (iii) increased software and content license fees as the Company's network infrastructure expanded and the Company obtained additional Internet broadcasting rights.

          Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses associated with the sale of the Company's business services, Web advertising and traditional media advertising, marketing of the Company's Web sites and overhead. Sales and marketing expenses increased $2.1 million, to $3.0 million from $908,000, for the three months ended September 30, 1998 and 1997, respectively. Approximately $1.8 million of the increase was due to (i) growth in the Company's sales force and marketing staff to support increased revenues; and (ii) increased advertising and marketing expenses to promote the Company's Web sites and increase user traffic.

          General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, expenditures for applicable facilities costs and overhead. General and administrative expenses increased $534,000, to $872,000 from $338,000, for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily a result of increased personnel expenses and other administrative costs necessary to support the Company's growth.

          Depreciation and Amortization. Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization expenses increased $271,000, to $586,000 from $315,000, for the three months ended September 30, 1998 and 1997, respectively. The increase was due primarily to the addition of property and equipment as the Company expanded its network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in personnel.

          INTEREST AND OTHER INCOME

          Interest and other income consist primarily of interest earnings on the Company's cash and cash equivalents. Interest and other income increased to $678,000 from $39,000 for the three months ended September 30, 1998 and 1997, respectively. The increase was due primarily to interest earned from the investment of higher cash and cash equivalent balances derived from sales of the Company's Common Stock in December 1997 and the Company's initial public offering in July 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          REVENUES

          Total revenues increased $6.9 million, or 155.2%, to $11.4 million from $4.5 million, for the nine months ended September 30, 1998 and 1997, respectively.

          Business Services. Business services revenues increased $2.5 million, or 123.4%, to $4.6 million from $2.0 million, for the nine months ended September 30, 1998 and 1997, respectively. Business services revenues represented 40.1% of total revenues for the nine months ended September 30, 1998 and 41.1% of total revenues for the nine months ended September 30, 1997. The increase in business services revenues was due primarily to the increase in the number of business services events broadcast by the Company to 1,166 events in the nine months ended September 30, 1998 from 464 events in the nine months ended September 30, 1997.

          Web Advertising. Web advertising revenues increased $2.6 million, or 149.0%, to $4.4 million from $1.8 million, for the nine months ended September 30, 1998 and 1997, respectively. Bartered Web advertising revenues increased $68,000, or 8.8%, to $839,000 from $771,000, for the nine months ended September 30, 1998 and 1997, respectively, and represented 7.4% and 17.3% of total revenues, respectively, for such periods. The increase in Web advertising revenues was due primarily to an increase in ads sold to existing and new advertisers on the Company's Web sites, including gateway ads, which the Company began selling in the first nine months of 1998.

          Traditional Media Advertising. Traditional media advertising revenues increased $1.0 million, or 180.9%, to $1.6 million from $568,000, for the nine months ended September 30, 1998 and 1997, respectively. Traditional media advertising revenues represented 14.0% of total revenues for the nine months ended September 30, 1998 and 12.7% of total revenues for the nine months ended September 30, 1997. The increase was due primarily to increased direct cash payments for broadcasting radio and television station feeds, increased sales of ad spots acquired through the licensing of additional radio and television stations and prepaid advertising sales.

          Other. Other revenues increased $746,000, to $832,000 from $86,000, for the nine months ended September 30, 1998 and 1997, respectively, representing 7.3% and 1.9% of total revenues, respectively, for such periods. The increase was due primarily to promotional services, which did not occur in the first nine months of 1997, and increased electronic commerce sales.

          OPERATING EXPENSES

          Production Costs. Production costs increased $1.1 million, or 55.3%, to $3.2 million from $2.1 million, for the nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to (i) increased event production costs due to the increase in the number of business services events broadcast by the Company; and (ii) an increase in expenses from the sales of prepaid advertising credits. Excluding both the revenues and expenses associated with Bartered web advertising transactions, production costs were 22.3% and 34.8% of revenues for the periods presented, respectively.

          Operating and Development. Operating and development expenses increased $5.8 million, to $8.9 million from $3.1 million, for the nine months ended September 30, 1998 and 1997, respectively. Approximately $5.2 million of the increase was due to (i) increased expenditures for data communications as user traffic increased; (ii) additional operations personnel to oversee the increase in broadcasts by the Company; and (iii) increased software and content license fees as the Company's network infrastructure expanded and the Company obtained additional Internet broadcasting rights.

          Sales and Marketing. Sales and marketing expenses increased $5.1 million, to $7.3 million from $2.2 million, for the nine months ended September 30, 1998 and 1997, respectively. Approximately $4.6 million of the increase was due primarily to (i) growth in the Company's sales force and marketing staff to support increased revenues; and (ii) increased advertising and marketing expenses to promote the Company's Web sites and increase user traffic.

          General and Administrative. General and administrative expenses increased $1.2 million, to $2.2 million from $991,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily a result of increased personnel expenses and other administrative costs necessary to support the Company's growth.

          Depreciation and Amortization. Depreciation and amortization expenses increased $822,000, to $1.5 million from $715,000, for the nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to the addition of property and equipment as the Company expanded its network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in personnel.

          INTEREST AND OTHER INCOME

          Interest and other income increased $1.1 million, to $1.2 million from $161,000, for the nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to interest earned from the investment of higher cash and cash equivalent balances derived from sales of the Company's Common Stock in December 1997 and the Company's initial public offering in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company has financed its operations through sales of Common Stock and warrants. Net proceeds from these sales from inception to September 30, 1998 have totaled approximately $84.0 million. At September 30, 1998, the principal source of liquidity for the Company was approximately $58.1 million of cash and cash equivalents. In April 1998, the Company entered into an operating lease facility which provides for up to $2.5 million for equipment leasing, of which the Company has utilized approximately $803,000 as of September 30, 1998. In addition, in December 1997 the Company entered into a line of credit that provides for borrowings up to $2.5 million for working capital needs and equipment purchases. As of September 30, 1998, the Company had not made any borrowings against this line of credit.

          Net cash used in operating activities was $7.7 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in operating activities was primarily attributable to net losses, offset in part by increases in accounts payable and accrued liabilities.

          Net cash used in investing activities was $2.8 million and $2.0 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities in all such periods was related primarily to purchases of property and equipment.

          Net cash provided by financing activities was $47.3 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities resulted primarily from sales of the Company's Common Stock.

          In July 1998, the Company completed a public offering of 2,687,500 shares of Common Stock for net proceeds of approximately $43.4 million. The Company believes that the net proceeds from such offering, together with its current cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. The Company may need to raise additional funds through public or private financings, or other arrangements. There can be no assurance that such additional financings, if needed, will be available on terms attractive to the Company, if at all. Failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's Common Stock.

YEAR 2000 COMPLIANCE

          There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company has not verified that companies doing business with it are year 2000 ready. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 ready. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 readiness. Any year 2000 readiness problem of either the Company or its users, customers or advertisers could have a material adverse effect on the Company's business, results of operations and financial condition.

NET OPERATING LOSS CARRYFORWARDS

          As of December 31, 1997, the Company had available net operating loss carryforwards totaling $10.3 million, which expire beginning in 2011. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future.

RISK FACTORS

          Limited Operating History; History of Losses and Anticipation of Future Losses. The Company commenced broadcasting live audio programming on the Web in September 1995 and live video programming in March 1997. The Company first recognized business services revenues and Web advertising revenues in January 1996 and traditional media advertising revenues in January 1997 and has recorded a net loss for each year since its inception. As of September 30, 1998, the Company had an accumulated deficit of $20.2 million. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, business services and advertising. To achieve and sustain profitability, the Company believes it must, among other things, (i) provide compelling and unique content to Internet users, (ii) successfully market and sell its business services, (iii) effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies, (iv) continue to develop and upgrade its technology and network infrastructure, (v) respond to competitive developments, (vi) successfully introduce enhancements to its existing products and services to address new technologies and standards, (vii) effectively sell its inventory of radio and television ad spots and (viii) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of compelling content and the development of broadband networks that support multimedia streaming. There can be no assurance that the Company will be successful in addressing these risks, and failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level, or that the Company will achieve or maintain profitability or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

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

          Management of Growth. The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. The Company expanded from fewer than 10 employees on September 30, 1995, to 225 employees on October 31, 1998, and the Company expects to increase its personnel significantly in the near future. The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively utilize its operational, management, marketing and financial systems and train and manage its employees. Many of the Company's senior management have only recently joined the Company. These individuals have not previously worked together and are in the process of integrating as a management team. There can be no assurance that the Company will be able to manage effectively the expansion of its operations or that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          Competition among Web sites that provide compelling content, including streaming media content, is intense and is expected to increase significantly in the future. The Company competes against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Traditional media companies have not established a significant streaming media presence on the Internet and may expend resources to establish a more significant presence in the future. These companies have significantly greater brand recognition and financial, technical, marketing and other resources than the Company. The Company competes generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users, support advertising intended to reach such users and attract business and other organizations seeking Internet broadcasting and distribution services. The Company competes with other Internet broadcasters and Web sites to acquire Internet broadcasting rights to compelling content. The Company believes that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. In the market for Internet distribution of radio and television broadcasts, the Company competes with ISPs, radio and television stations and networks that originate their own Internet broadcasts. RealNetworks and MCI Communications Corporation ("MCI") announced a strategic alliance in August 1997 involving the introduction of a service currently called Real Broadcast Network that delivers audio and video broadcasts over the Internet. In the area of sports content, the Company competes with CBS SportsLine and ESPNET SportsZone. The Company also competes for the time and attention of Internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. For example, certain Web sites provide a collection of links to other Web sites with streaming media content. The Company expects competition to intensify and the number of competitors to increase significantly in the future. In addition, as the Company expands the scope of its content and services, it will compete directly with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

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

          Scalability of Number of Users. The Company's success depends on its ability to broadcast audio and video programming to a large number of simultaneous users. Until recently, the Company only deployed unicasting (one user per Company originated stream) technology to broadcast audio and video programming to users over the Internet. The Company has deployed another broadcast technology, multicasting (multiple users per Company originated stream), on a trial basis since September 1997 and has begun to deploy this technology on a broader commercial basis only recently. The Company anticipates that unicasting will continue to be used to distribute its archived and on-demand programming and that multicasting or a similar broadcasting technology will be used for live and other events where a large audience for the content is expected. To increase the Company's unicast capacity, the Company will be required to successfully expand its network infrastructure through the acquisition and deployment of additional network equipment and bandwidth. There can be no assurance that the Company will be successful in such expansion. The Company believes that to be a successful Internet broadcaster it also must successfully deploy multicasting or a similar broadcasting technology that can deliver streaming media content to many users simultaneously through one-to-many Internet connections. The Company will be required to test, deploy and successfully scale its multicast network infrastructure to serve mass audiences. There can be no assurance that the Company will be successful in doing so, that multicasting will be able to support a substantial audience or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, the Company would likely be required to expend significant resources to deploy a technology other than multicasting, which could have a material adverse effect on the Company's results of operations during the period in which the Company attempts such deployment. If the Company fails to scale its broadcasts to large audiences of simultaneous users, such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

          Dependence on Providers of Streaming Media Products. The Company relies on providers of streaming media products, such as RealNetworks and Microsoft, to provide a broad base of users with streaming media software. The Company currently licenses software products that enable the broadcast of streaming media from such companies and others. The Company may need to acquire additional licenses from such streaming media companies to meet its future needs. Users are currently able to download electronically copies of the RealNetwork's RealPlayer and Microsoft's Windows Media Player software free of charge. If providers of streaming media products substantially increase license fees charged to the Company for the use of their products, refuse to license such products to the Company or begin charging users for copies of their player software, such actions could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") affecting the performance of sound recordings by certain subscription and nonsubscription transmission services was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of ephemeral recordings to facilitate transmissions. Under these statutory licenses, the Company will be required to pay licensing fees for the performance of sound recordings by the Company in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Depending upon the rates and terms adopted for the statutory licenses, the DMCA could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          The Child Online Protection Act and Child Online Privacy Protection Act (the "COPA") were enacted in October 1998. Sections of COPA, among other things, imposes civil and criminal penalties on persons distributing over the Internet to persons under the age of 17 material harmful to minors (e.g., obscene material), or collecting personal information from children under the age of 13. The Company does not currently distribute the types of materials that the COPA may have deemed illegal, and does not knowingly collect and disclose personal information from such minors. Notwithstanding, the manner in which the COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPA could subject the Company to potential liability, which in turn could have an adverse effect on the Company's business, financial condition and results of operations. Such laws could also damage the growth of the Internet generally and decrease the demand for the Company's products and services, which could adversely affect the Company's business, results of operations and financial condition.

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

          Intellectual Property. The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There can be no assurance that these steps will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's broadcasts. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.

          The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with the business of the Company, then the Company may be forced to litigate infringement claims that could result in substantial costs to the Company. In addition, if the Company was unsuccessful in defending such a claim, it could have a material adverse effect on the Company's business, results of operations and financial condition. On or about July 8, 1998, a lawsuit was filed against the Company and one of its officers and directors relating to trademark infringement. In addition, on or about August 25, 1998, a lawsuit was filed against the Company and RealNetworks, Inc. alleging patent infringement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit. The Company intends to vigorously defend against these actions and seek its early dismissal. If third parties prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company. An adverse outcome in litigation or privity proceedings could require the Company to license disputed rights from third parties or to cease using such rights. Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect the Company.

          In December 1997, in anticipation of the change in the Company's name from AudioNet, Inc. to broadcast.com, the Company filed an application for a United States trademark registration for "broadcast.com." There can be no assurance that the Company will be able to secure such a registered trademark. In October 1996, the Company was issued a United States trademark for "AudioNet." The Company intends to pursue the registration of its trademarks based upon anticipated use internationally. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in foreign countries. Many countries have a "first-to-file" trademark registration system and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trademark or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term broadcast.com. The inability of the Company to protect its "broadcast.com," "AudioNet" and other marks adequately could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          Acquisition Risk. The Company may pursue the acquisition of new or complementary businesses, services or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to incorporate successfully acquired technology and rights into the Company's services and content offerings, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, and the potential impairment of relationships with employees, customers and strategic partners.

          Control by Certain Stockholders. As of October 31, 1998, the Company's directors and executive officers beneficially own approximately 41.7% of the outstanding Common Stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

          Certain Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders of the Company. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of

Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the other rights of the holders of, the Common Stock. The Company has no present plans to issue shares of Preferred Stock. In addition, certain provisions of the Company's Restated Certificate of Incorporation (the "Restated Certificate of Incorporation") and Amended and Restated Bylaws, as amended (the "Bylaws") will have the effect of delaying, deferring or preventing a change of control of the Company. These provisions provide, among other things, that the Board of Directors will be divided into three classes to serve staggered three-year terms following the first annual meeting after a public offering, that stockholders may not take actions by written consent and that the ability of stockholders to call special meetings will be restricted. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL"), which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The Company's indemnification agreements with directors and officers, the Company's Restated Certificate of Incorporation and Bylaws provide that the Company will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to the Company, which may be broad enough to include services in connection with takeover defense measures. Such provisions may have the effect of preventing changes in the management of the Company.

          Year 2000 Compliance. There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company has not verified that companies doing business with it are year 2000 ready. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 ready. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 readiness. Any year 2000 readiness problem of either the Company or its users, customers or advertisers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          Shares Eligible for Future Sale; Registration Rights. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares before January 13, 1999 without the prior written consent of Morgan Stanley & Co. Incorporated. Morgan Stanley & Co. Incorporated, may, however, in its sole discretion and at any time without prior notice, release all or any portion of the Common Stock subject to these lock-up agreements. When determining whether or not to release shares from the lock-up agreements, Morgan Stanley & Co. Incorporated will consider, among other factors, the stockholder's reasons for requesting the release, the number of shares for which the release is being requested and market conditions at the time. As of October 31, 1998, 2,875,000 shares of Common Stock are eligible for sale in the public market. On January 13, 1999, 13,977,905 shares currently subject to lock-up agreements will become eligible for sale in the public market, of which all but 3,260,940 shares shall be subject to the volume limitations and other conditions of Rule 144 adopted under the Securities Act ("Rule 144"). An additional 407,166 shares will become eligible for sale in the public market in March 1999, all of which shall be subject to the volume limitations and other conditions of Rule 144. The remaining 15,960 shares will become eligible for sale in July 1999, all of which shall be subject to the volume limitations and other conditions of Rule 144. In addition, on October 31, 1998, there were outstanding warrants to purchase 218,096 shares of the Company's Common Stock and options exercisable for 635,215 shares of the Company's Common Stock. In addition, the Company intends to register a total of 4,095,327 shares of Common Stock subject to options outstanding or reserved for future issuance under the Company's 1996 Stock Option Plan, 1998 Stock Option Plan and 1996 Non-Employee Directors Stock Option Plan, and 250,000 shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan. Upon expiration of the lock-up agreements referred to above, holders of 4,533,631 shares of Common Stock and holders of warrants to purchase 218,096 shares of Common Stock will have certain rights to require the Company to register those shares of Common Stock and those shares issuable upon the exercise of warrants under the Securities Act. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Company's Common Stock.

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

     On or about August 25, 1998, a lawsuit was filed against the Company and RealNetworks, Inc. in the United States District Court for the Northern District of Texas Dallas Division by Venson M. Shaw and Steven M. Shaw. In this action, the plaintiffs allege that the Company, independently and together with RealNetworks, infringes on plaintiffs, patent by using media software products and services directed to media delivery systems for the Internet and corporate intranets. Plaintiff is seeking to enjoin defendants from further alleged infringement of plaintiffs patent and an amount of damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and the Company intends to vigorously defend against this action and seek its early dismissal. In addition, the Company believes it is entitled to be indemnified under the terms of it license agreements with its streaming software providers for the claims raised relating to the software. No assurances, however, can be given as to the availability of such indemnification at this time.

ITEM 2. CHANGES IN SECURITIES

     Since July 1, 1998, the Company has issued and sold unregistered securities as follows:

     Between July 1, 1998 and September 30, 1998, an aggregate of 300 shares of Common Stock were issued to an employee upon exercise of options. The aggregate consideration received for such shares was $2,040.

     The Company's registration statement (Registration No. 333-52877) under the Securities Act of 1933, as amended, for its initial public offering became effective on July 16, 1998. Offering proceeds, net of aggregate expenses to the Company, were approximately $43.4 million. The Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits

           None

     b)    Reports on Form 8-K

           None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       broadcast.com inc.

                                       (Registrant)

Date:  November 13, 1998               By: /s/ Jack A. Riggs
                                           -------------------------------------
                                           Jack A. Riggs
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
      27                Financial Data Schedule