Form 10-K405
period 1998-12-31
BROADCAST COM INC
filed 1999-03-30
CIK 1061236

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                       COMMISSION FILE NUMBER: 000-24591

                               BROADCAST.COM INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       75-2600532
       (State or other jurisdiction of                          (IRS Employer
       incorporation or organization)                      Identification Number)

                    2914 TAYLOR STREET, DALLAS, TEXAS 75226
          (Address of principal executive offices, including zip code)

                                 (214) 748-6660
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                             VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1999, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $1,603,830,196 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market on such date. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant are deemed to be owned by affiliates.

     As of March 15, 1999, the number of shares of the registrant's Common Stock outstanding was 36,781,981, and the number of shares of the registrant's Preferred Stock outstanding was zero.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Broadcast.com inc. (including its subsidiaries, "broadcast.com" or the "Company") is the leading aggregator and broadcaster of streaming media programming on the Web with the network infrastructure and expertise to deliver or "stream" hundreds of live and on-demand audio and video programs over the Internet to hundreds of thousands of users. The Company's Web sites offer a large and comprehensive selection of live and on-demand audio and video programming, including sports, talk and music radio, television, business events, full-length CDs, news, commentary and full-length audio-books. The Company broadcasts on the Internet 24 hours a day seven days a week, and its programming includes more than 385 radio stations and networks, 40 television stations and cable networks, and game broadcasts and other programming for over 420 college and professional sports teams. The Company licenses such programming from content providers, in most cases under exclusive, multi-year agreements. The Company's Business Services Division provides cost-effective Internet and intranet broadcasting services to businesses and other organizations. These business services include the turnkey production of press conferences, earnings conference calls, investor conferences, trade shows, stockholder meetings, product introductions, training sessions, distance learning seminars, customized corporate TV channels and media events. The Company also derives revenues from the sale of advertising on its Web sites, including gateway ads with guaranteed click-thrus, channel and event sponsorships, and traditional banner ads. In December 1998, the Company's Web sites served a daily average of over 800,000 unique users, ranking the Company's sites #17 among all sites on the Internet according to Media Metrix. In July 1998, the Company completed its initial public offering, raising approximately $43.2 million (after expenses). During November 1998, the Company acquired Simple Network Communications, Inc. ("SimpleNet"), a premier provider of Web hosting services, to expand into Internet broadcasting services for consumers and small businesses. In March 1999, the Company acquired Net Roadshow, Inc. ("Net Roadshow"), the leading provider of Internet IPO roadshows, in order to quickly expand into Internet broadcasting for the financial services market.

     The Company believes it has accomplished numerous Internet achievements since its initial live broadcast in September 1995, including the Internet broadcast of the first live commercial radio station, first live sporting event, first live corporate quarterly earnings call and first live stockholders' meeting. The Company's early entrance into the Internet broadcasting market enabled the Company to establish strong brand recognition for its broadcasts and services and to form relationships with a diverse range of content providers. The Company currently offers content from a variety of sources including radio and television, college and professional sports teams and leagues, production and film studios, and record labels. The Company has broadcast over 19,500 live events, such as the last four NFL Super Bowls, the NCAA Basketball Tournament, the Stanley Cup Playoffs, the entire 1998-99 season for all 27 NHL teams, game broadcasts for over 350 college teams, the Internet premiere of the movie "Casablanca," an exclusive Internet-only webcast with Paul McCartney, the 1998 World Champion New York Yankees Ticker Tape Parade and the launch of the Space Shuttle with Astronaut John Glenn. The Company has also amassed over 65,000 hours of on-demand broadcast programming, including over 2,400 full-length music CDs, sports programming, talk radio, and business and media events. Broadcast.com's business services customers include 3Com, AutoDesk, Bell South, Harvard University, Business Week, Dell, E! Online, Epson, IBM, Intel, Oracle, Prudential, Tandem, Tenet Health Systems, Texaco, Trilogy and more than 600 other organizations.

INDUSTRY BACKGROUND

     The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of inexpensive multimedia PCs and Internet access, the adoption of more robust network architectures, and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that enable users to access the Internet and intranets.

     Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and email services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible and archived clips cumbersome to download and use. The development of streaming media products by companies such as Microsoft and RealNetworks enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous "streams" of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kilobits per second ("kbps") narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies.

     Broadcasting audio and video content over the Internet offers certain opportunities that are not generally available from traditional media. Currently available analog technology and government regulations limit the ability of radio and television stations to broadcast beyond certain geographic areas. Radios and televisions are not widely used in office buildings and other workplaces, where Internet access has become commonplace. Traditional business communication tools such as audio conferencing and videoconferencing can be costly, non-targeted and inconvenient. In addition, traditional broadcasters are limited in their ability to measure or identify in real time the listeners or viewers of a program. By using the Internet, streaming media content can be targeted to a geographically dispersed audience of customers, suppliers, employees and stockholders at relatively low costs. Internet users can interact with the broadcast content by responding to online surveys, voting in polls and obtaining additional information. In addition, Internet broadcasters can provide highly specific information about a program's audience to content providers, advertisers and users of Internet business services. The convergence of the Internet's capabilities and attributes has accelerated its acceptance as a business tool, leading to rapidly growing economic opportunities in Web-based advertising and business service offerings.

     The Company believes that several challenges must be overcome to realize cost-effective Internet broadcasting: aggregating diverse and compelling content, scaling Internet broadcasts from small to large audiences, deploying new transmission and streaming technologies in a timely manner and providing multimedia advertisements and services. In order to aggregate content, Internet broadcasters must rapidly identify and secure licensing opportunities by demonstrating to content providers broad based distribution and the ability to deliver associated traffic. Successful Internet broadcasters serving a large number of simultaneous users around the clock also need to design, develop and integrate complex network elements, including scalable bandwidth, streaming licenses, equipment and technical expertise. The rapid evolution of streaming media technologies requires Internet broadcasters to support multiple vendors, an investment few companies have made. The Company believes, therefore, that a successful Internet broadcaster must develop a well-branded, highly-trafficked Web portal and destination which offers compelling content, a network capable of streaming audio and video programming to large audiences 24 hours a day seven days a week and an organization that can deliver quality broadcasting services to advertisers, businesses and content providers.

THE BROADCAST.COM SOLUTION

     Broadcast.com believes it has established a significant brand for its broadcasts and services on the Internet due to its breadth of content, network infrastructure, audience size and distribution capabilities. In addition, the Company's Web sites provide an attractive platform for advertisers seeking to target specific users with rich, compelling advertising solutions. Key elements of the broadcast.com solution include:

  LARGE AGGREGATION OF STREAMING MEDIA CONTENT

     Broadcast.com's Web sites offer a large and comprehensive selection of live and on-demand audio and video programming on the Internet, including sports, talk and music radio, television, business events, full-length CDs, news, commentary and audio-books. The Company currently owns Internet broadcasting rights for more than 385 radio stations and networks, 40 television stations and cable networks and over 420 college and professional sports teams. The Company has also amassed over 65,000 hours of on-demand broadcast programming, including over 2,400 full-length music CDs, sports programming, talk radio and business and media events. Broadcast content providers include Capitol Records, Granite Broadcasting, Learfield Communications, Major League Baseball, the NHL, Trimark Pictures and Turner Broadcasting System, Inc. The Company believes that its content aggregation has established www.broadcast.com as a leading destination for Internet users seeking streaming media content and also for multimedia content providers and advertisers seeking to reach large online audiences. This leading position, combined with the Company's broadcast networking capabilities and experience in establishing content relationships, further enables broadcast.com to attract compelling programming.

  LEADING PROVIDER OF INTERNET AND INTRANET BUSINESS SERVICES BROADCASTS

     The Company leverages its network infrastructure and expertise by providing Internet and intranet broadcasting and distribution services to businesses and other organizations. The Company's business services enable customers to conduct cost-effective Internet or intranet broadcasts of live and on-demand business and educational programming, including press conferences, quarterly earnings conference calls, investor conferences, trade shows, stockholder meetings, product introductions, training sessions, distance learning seminars, customized corporate TV channels and media events, tailored to each such customer's needs. The Company believes that these services differentiate its content and broaden its revenue base. The Company's business services customers include 3Com, AutoDesk, Bell South, Harvard University, Business Week, Dell, E! Online, Epson, IBM, Intel, Oracle, Prudential, Tandem, Tenet Health Systems, Texaco, Trilogy and more than 600 other organizations.

  LEADING INTERNET BROADCAST NETWORK INFRASTRUCTURE

     The Company's network infrastructure and expertise permits the Company to stream hundreds of live and on-demand audio and video programs over the Internet to hundreds of thousands of users. Broadcast.com's distribution network can support over 650 simultaneous live events and includes over 1,000 multimedia servers that support multiple streaming technologies. These servers are linked through direct 45 megabits per second ("Mbps") and 155 Mbps connections to major Internet backbone providers including AT&T, BBN, Cable & Wireless, MCI WorldCom and Sprint Corporation which, in turn, connect to over 80% of the downstream ISPs. The Company believes that direct connections to the major backbone providers help to enhance the end-user experience by avoiding the congestion of public peering points which can cause transmission delays or packet loss. The Company believes that its broadcast network infrastructure provides it with the flexibility to implement new software, hardware and system developments without incurring substantial redesign costs or down time. The Company also continues to deploy its multicast network which is designed to provide streaming media content to hundreds of thousands of users simultaneously through one-to-many Internet connections. Please see "--Network."

  BRANDED DISTRIBUTION

     The Company believes it has established a leading brand for streaming media content through its Web sites, which have been ranked by Media Metrix as among the Internet's Top 20 most frequently visited destinations. The Company drives traffic to its sites and enhances brand awareness through strategic relationships with key Internet companies. The Company has established increased visibility among Internet users through its relationships with Yahoo Inc., RealNetworks, Microsoft, Softbank (broadcast.com japan), and The Nasdaq Stock Market(R), among others. Please see "--Strategic Relationships."

  DIFFERENTIATED, INTERACTIVE MULTIMEDIA ADVERTISING

     Broadcast.com offers exclusive and comprehensive audio and video programming that can be targeted to specific audiences and demographics. Additionally, unlike Web sites that offer only text-based banner ads, the Company offers multimedia packages incorporating custom audio and video applications such as gateway ads with guaranteed click-thrus, channel and event sponsorships, and its new in-stream ads and in-player banner ads. The Company also provides advertisers with the opportunity to bundle Web and traditional media advertising because of commercial spots it receives from its radio and television station content providers. Please see "--Sales and Marketing--Advertising."

STRATEGY

     The Company's objective is to enhance its leadership position in Internet broadcasting by aggregating comprehensive audio and video programming, preferably on an exclusive basis, and providing services enabling the delivery of a broad range of streaming media content over the Internet. Key elements of the Company's strategy include the following:

  ENHANCE AND EXPAND EXCLUSIVE CONTENT OFFERINGS

     Broadcast.com seeks to provide the most comprehensive audio and video programming on the Internet. To this end, the Company's objective is to acquire exclusive, long-term Internet broadcast rights to streaming media content provided by radio and television stations, networks and ownership groups, college and professional sports teams and leagues, production and film studios, record labels and other content providers.

  FURTHER PENETRATE THE BUSINESS SERVICES MARKET

     The Company's broadcast services enable businesses, consumers and other organizations to improve communication with, and the dissemination of information to, customers, suppliers, employees and the investment community. The Company believes that its network infrastructure, the local and global reach of the Internet, and the integration of multicasting within corporate intranets provides business services customers with lower transmission costs than conventional broadcast and communications systems and enables these customers to access both large and small target audiences. The Company intends to continue to rapidly expand and optimize its turnkey broadcasting solutions to continue to enhance the broadcast experience for its business services customers. The Company has also recently established a consulting group whose primary focus is to multicast-enable corporate intranets and to assist customers with real-time internal corporate communications. Please see "--Sales and Marketing--Business Services."

  EXPAND INTERNET BUSINESS-TO-BUSINESS SALES FORCE

     Broadcast.com continues to expand its dedicated, experienced Internet sales force in order to increase its presence across both Business Services and Advertising. The Company currently employs 85 salespeople dedicated to further differentiating broadcast.com as a leading provider of Internet broadcasting solutions. The Company has also implemented a three-week training program, broadcast.com University, to train and equip incoming salespeople on the latest developments in Internet broadcasting and advertising solutions. The Company is expanding its sales team adding directors and account executives in strategic regions across the United States to continue delivering personalized service and acquire new customers across a variety of vertical markets, including the automotive, distance learning, financial services and healthcare industries.

  EXPAND NETWORK INFRASTRUCTURE

     Broadcast.com intends to expand its network infrastructure through the acquisition and deployment of additional network equipment, bandwidth and broadcast scaling technologies. As part of its network expansion strategy, the Company is deploying its multicast network which is designed to provide streaming media content to hundreds of thousands of users simultaneously through one-to-many Internet connections. The Company has entered into agreements with over 40 ISPs and UUNET (now a part of MCI WorldCom) and is building the first large-scale commercial multicast network, which provides the Company with access to over 470,000 dial-up multicast ports. The Company has developed software to more efficiently handle the broadcast of hundreds of simultaneous live events and developed proprietary software to handle broadcast blackouts, remote monitoring and remote server access. Although streaming video over the Internet does not currently offer broadcast television equivalent quality to a broad base of users, the Company believes that the quality of and demand for Internet video broadcasts will continue to improve as broadband Internet access technologies such as xDSL and cable modems become more commonly available. Further, the Company believes that video is an important and essential element in the future of Internet broadcasting. Accordingly, the broadcast.com network is video enabled and supports multiple leading video streaming technologies including RealNetworks' RealPlayer G2 and Microsoft's Windows Media Player. Please see "--Network."

  CAPTURE AND DEVELOP EMERGING REVENUE OPPORTUNITIES

     Broadcast.com intends to capture strategic revenue growth opportunities as user demand increases and technological developments become more widely adopted. Such opportunities are expected to include pay-per-listen/view applications, fee-based sharing of the Company's exclusive content on other Web sites, insertion of commercials within programming, electronic commerce opportunities, Business Services Consulting and broadcasting for consumers and small businesses.

PROGRAMMING

     The Company believes its Web sites offer a large and comprehensive selection of live and on-demand audio and video programming on the Internet, live continuous broadcasts of over 385 radio stations and networks, 40 television stations and cable networks, game broadcasts of more than 420 college and professional sports teams and over 65,000 hours of on-demand programming, including over 2,400 full-length music CDs, sports programming, talk radio, and business and media events. The www.broadcast.com Web site is organized into content channels. The following is a description of certain elements of broadcast.com's programming, illustrating the breadth and depth of its content:

  SPORTS

     The Company believes that it provides the most comprehensive live and on-demand broadcasting of sporting events on the Internet. The Company's early entrance into Internet broadcasting has allowed it to establish relationships with a broad range of sports teams and leagues. Broadcast.com has the Internet broadcasting rights for certain sporting events, including football and basketball in most cases, for over 150 colleges and universities participating in NCAA Division IA athletics, over 95% of which are on an exclusive basis. In addition, the Company is the exclusive streaming media partner for all of the 27 NHL teams and broadcasts on behalf of Major League Baseball most regular season and playoff games. The Company has handled the Internet broadcast for the last four Super Bowls and the NCAA Basketball Tournament, as well as the 1998 World Champion New York Yankees Ticker Tape Parade. PGA TOUR and broadcast.com provide Internet audiences with a variety of golf programming, including live reports hourly from each PGA TOUR stop on Thursdays and Fridays, PGA TOUR Radio, which includes live Saturday and Sunday stroke coverage from most tour events, and video highlights each Sunday night of the final round of each tour stop.

     In the case of special events, the Company often broadcasts complementary programming such as stadium announcer press box feeds and full-length post-game press conferences with players and coaches in lieu of, or in addition to, game broadcasts. Broadcast.com typically archives game broadcasts until the next game is played so users can access sporting events they may have missed. In addition, a "Great Games" section contains archives of a wide variety of classic match-ups for fans to access at any time. The Company's sports programming includes video programming as well, including arrangements with the NHL, PGA TOUR, Major League Baseball and numerous colleges and universities.

     The following table illustrates the breadth of the sports content the Company is currently broadcasting, or has broadcast.

                        BROADCAST.COM SPORTS PROGRAMMING

NATIONAL HOCKEY LEAGUE
Anaheim Mighty Ducks
Boston Bruins
Buffalo Sabres
Calgary Flames
Carolina Hurricanes
Chicago Blackhawks
Colorado Avalanche
Dallas Stars
Detroit Red Wings
Edmonton Oilers
Florida Panthers
Los Angeles Kings
Montreal Canadiens
Nashville Predators
New Jersey Devils
New York Islanders
New York Rangers
Ottawa Senators
Philadelphia Flyers
Phoenix Coyotes
Pittsburgh Penguins
San Jose Sharks
St. Louis Blues
Tampa Bay Lightning
Toronto Maple Leafs
Vancouver Canucks
Washington Capitals

MAJOR LEAGUE BASEBALL
Anaheim Angels
Arizona Diamondbacks
Baltimore Orioles
Chicago White Sox
Cincinnati Reds
Cleveland Indians
Houston Astros
New York Mets
New York Yankees
Oakland Athletics
Philadelphia Phillies
San Diego Padres
San Francisco Giants
St. Louis Cardinals
Texas Rangers

GOLF
PGA TOUR
PGA of America
Senior Tour
USGA
Nike Tour

MAJOR LEAGUE SOCCER
Chicago Fire
Colorado Rapids
Columbus Crew
D.C. United
NY/NJ Metrostars
Dallas Burn
Kansas City Wizards
Los Angeles Galaxy
Miami Fusion F.C.
New England Revolution
San Jose Clash
Tampa Bay Mutiny
AUTO RACING
Selected In-car radio and events:
ARCA
CART
Indy Racing League
Motoworld "Supecross"
NASCAR Winston Cup
NASCAR Busch Series
NHRA
Performance Racing Network
Professional SportsCar Racing
Toyota Atlantic

PRO FOOTBALL
1997 and 1998 NFL Training
  Camp
Arena Football
Canadian Football League
  1997 Grey Cup (CFL)
NFL Europe -- Audio and Video
NFL pre- and post-game
  Coverage
Super Bowls XXX, XXXI,
  XXXII and XXXIII

HORSE RACING
Belmont Stakes
Kentucky Derby
Preakness Stakes
Breeder's Cup
Capitol Racing
Fair Grounds
Gulfstream
Churchill Downs
Keeneland
Lone Star Park Racing
Meadowlands
Monmouth
New York Racing Association
Oaklawn
Santa Anita

PRO BASKETBALL
NBA Championship Press
  Conferences
NBA Draft
1997 Continental Basketball
  Association Finals and
  All-Star Game
"The Game" on Showtime

OTHER SPORTS COVERAGE
Boston Marathon
HBO World Championship
Minor League Baseball
Minor League Hockey
NBC 1996 Atlanta
  Olympics Interviews
Tour de France
U.S. Open Tennis
United States Olympic
  Committee Press
  Conferences
Wimbledon
World Golf Village Opening
  Ceremonies

                         NCAA COLLEGES AND UNIVERSITIES

Air Force Academy Falcons
Alabama Crimson Tide
Alaska-Fairbanks Nanooks
Albion College Britons
Alcorn State Braves
Appalachian State Mountaineers
Arizona Wildcats
Arizona State Sun Devils
Arkansas Razorbacks
Arkansas Little Rock Trojans
Arkansas State Indians
Ball State Cardinals
Baylor Bears
Boise State Broncos
Boston University Terriers
Brigham Young Cougars
Bucknell Bison
Butler Bulldogs
Cal-Berkeley Bears
Cal State Fullerton Titans
Central Florida Golden Knights
Central Michigan Chipawas
Clemson Tigers
Colorado Buffaloes
Connecticut Huskies
Cornell Big Red
Dayton Flyers
Denver Pioneers
Duke Blue Devils
East Carolina Pirates
Eastern Kentucky Colonels
Florida Gators
Florida State Seminoles
Fresno State Bulldogs
George Washington Colonials
Georgetown Hoyas
Georgia Bulldogs
Georgia Southern Eagles
Georgia Tech Yellow Jackets
Harvard Crimson
Southern Miss. Golden Eagles
St. Bonaventure Bonnies
St. Joseph's Hawks
St. John's Red Storm
St. Louis Billikens
Hawaii Rainbows
Houston Cougars
Idaho Vandals
Illinois State Redbirds
Illinois-Chicago Flames
Indiana Hoosiers
Iowa Hawkeyes
Iowa State Cyclones
Jacksonville Dolphins
James Madison Dukes
Kansas Jayhawks
Kansas State Wildcats
Kentucky Wildcats
Lamar Cardinals
Lehigh Mountain Hawks
Long Beach State 49ers
Louisiana State Tigers
Louisiana Tech Bulldogs
Louisville Cardinals
Marquette Golden Eagles
Marshall Thundering Herd
Maryland Terrapins
Massachusetts Minutemen
Memphis Tigers
Merrimack Warriors
Miami (Florida) Hurricanes
Miami (Ohio) Redhawks
Michigan State Spartans
Mississippi Rebels
Mississippi State Bulldogs
Missouri Tigers
Mount St. Mary's Mountaineers
Naval Academy Midshipmen
UNC Tar Heels
UNC-Charlotte 49ers
Nebraska Cornhuskers
New Hampshire Wildcats
New Mexico Lobos
North Carolina St. Wolfpack
North Texas Eagles
Northern Arizona Lumberjacks
Notre Dame Fighting Irish
Ohio Bobcats
Oklahoma Sooners
Oklahoma State Cowboys
Old Dominion Monarchs
Oregon Ducks
Oregon State Beavers
Penn State Nittany Lions
Pepperdine Waves
Pittsburgh Panthers
Portland State Vikings
Princeton Tigers
Purdue Boilermakers
Radford Highlanders
Rhode Island Rams
Rice Owls
Richmond Spiders
Rutgers Scarlet Knights
Samford Bulldogs
San Diego State Aztecs
San Francisco Dons
San Jose State Spartans
SE Louisiana Lions
Seton Hall Pirates
Siena College Saints
SMU Mustangs
South Carolina Gamecocks
South Dakota Coyotes
South Florida Bulls
Southeastern Louisiana Lions
St. Mary's Rattlers
Stanford Cardinal
Stephen F. Austin Lumberjacks
SW Louisiana Cajuns
Syracuse Orangemen
TCU Horned Frogs
Tennessee Volunteers
Texas Longhorns
Texas-El Paso Miners
Texas A&M Aggies
Texas Tech Red Raiders
Toledo Rockets
Trinity Tigers
Tulane Green Wave
Tulsa Hurricanes
UAB Blazers
UC-Santa Barbara Gauchos
UCLA Bruins
UNLV Rebels
USC Trojans
Utah Utes
Vanderbilt Commodores
Villanova Wildcats
Virginia Cavaliers
VA Commonwealth Rams
Virginia Tech Hokies
Wake Forest Demon Deacons
Washington Huskies
Washington State Cougars
West Virginia Mountaineers
Western Kentucky Hilltoppers
Western Michigan Broncos
Wichita State Shockers
William and Mary Tribe
Wisconsin Badgers
Wisconsin Eau Claire Blugolds
Wisconsin-LaCrosse Eagles
Wright State Raiders
Wyoming Cowboys
Yale Bulldogs
Youngstown State Penguins

  RADIO

     Broadcast.com is the leading Internet broadcaster of radio programming, and owns rights to broadcast more than 385 stations based in over 115 cities, in most cases under exclusive multi-year agreements. The Company's relationships with radio stations and networks provide it with content from 18 of the nation's top 20 radio markets. The Company has benefited from its ability to license radio content from ownership groups, such as a group of over 40 stations which are a part of Clear Channel Communications, a group of 72 stations which are a part of Capstar Broadcasting Corporation and the 23-station Susquehanna Radio Corp family. Broadcast.com's radio programming spans all formats, from talk shows and news programs to country music and classic rock. The Company's audience benefits from the ability to receive local radio programming in-office and from outside the listener's geographic area, allowing users to select from hundreds of stations and dozens of formats. Broadcast.com is the exclusive provider of Internet broadcasts from popular top-rated nationally syndicated hosts Rush Limbaugh, Dr. Laura Schlessinger, Art Bell and Jim Rome. The Company also archives thousands of hours of selected talk radio programming so users can listen to their favorite shows and hosts when unable to listen to the live broadcast.

  TELEVISION

     Broadcast.com continues to expand its content aggregation strategy into television programming. The Company currently has video Internet broadcasting rights for 40 stations and cable networks and programming originated by local affiliated television stations and national networks. The Company recently reached an agreement with three ABC owned and operated stations (WABC New York, WPVI Philadelphia and KTRK Houston) to exclusively broadcast their local programming. The Company's relationships with television stations and networks provide it with content from eight of the nation's top ten television markets. The Company provides archives of newscasts so users can access the latest information on breaking news 24 hours a day seven days a week from their home or office. The Company believes that the continued emergence of broadband Internet access technologies have the potential to increase the demand for and quality of Internet-delivered video content, possibly leading to a convergence of the Internet and television.

  BUSINESS

     The Company is a leading aggregator of audio and video business-related content. In addition to the thousands of hours of events and special programming offered live and on demand from the Company's business services customers, the Company has also aggregated content from other sources to provide a complete business content channel, including video interviews and features from CNBC/Dow Jones Business Video and other business programming from its selection of radio and television content providers. Broadcast.com has broadcast quarterly earnings conference calls from such diverse companies as AOL, Millenium Chemical, Texaco and Yahoo!; product launches from Asymetrix, Dell and Sybase, Inc.; and keynote speeches from industry leaders such as Intel's Andy Grove, Hewlett Packard's Lewis Platt, and Microsoft's Bill Gates. In addition, broadcast.com is working with companies to develop customized Internet-only corporate TV broadcasts, such as the monthly "Breakfast with Dell" series, which features Dell executives speaking on topics of interest to its customers, and IBM's "Webinar" series, with topics ranging from "Knowledge Based Marketing in the Next Century" to "Data Management: The Six Universals." Broadcast.com's Interactive Group provides supplemental data and management services to accompany Internet broadcasts, such as proprietary database registration services and real-time audience measurement. Please see "--Business Services."

  VIDEO

     The Company provides Internet broadcasting services to entertainment and media companies, film studios, broadcast networks and other content providers. Content providers utilize broadcast.com's distribution network, technology, services, Web site promotions, email newsletter and sizable audience base to deliver and drive traffic to high profile events. The Company recently broadcast all of the live and on-demand Webcasts of the 1999 Academy Awards coverage with ABC.com, including red-carpet arrivals and backstage interviews in their entirety. The Company recently announced an agreement with Trimark Pictures under which it is licensing Trimark's library of films for distribution over the Internet. In addition, the companies will work together to broadcast first run movies, previews, and live premieres and to distribute movies on the Internet under a variety of new revenue models including pay-per-view, electronic commerce, integrated advertising, personalized marketing and user interactive content. The broadcast.com Video Channel now showcases over 5,000 hours of on-demand video, streamed at bandwidths ranging from 56 kbps per second to 300 kbps.

  MUSIC

     Through the broadcast.com Jukebox, the Company believes it offers the largest selection of full-length CDs available for listening on demand over the Internet, currently numbering over 2,400 titles. The Company has entered into agreements with over 200 record labels to broadcast all or certain of their CDs in their entirety. Capitol Records and broadcast.com recently launched "CapitolBroadcasts," a co-branded music channel hosted on the broadcast.com Web site, showcasing audio and video programming from Capitol Records and its family of labels. Music fans can listen to and watch their favorite Capitol artists and compilations, in addition to full-length songs and videos from individual artists and soundtracks and live events from premier Capitol artists, including CD "Listening Parties" and live cybercasts. To expand its Jukebox selections, the Company intends to continue to form relationships with leading record companies. Current customer feedback indicates that listeners use the broadcast.com Jukebox as a way to sample new music and, in turn, purchase CDs that they enjoy. Accordingly, the Company believes that its Jukebox will provide an attractive platform for record labels and musicians to promote and sell their recordings over the Internet through broadcast.com. The Company has also broadcast numerous exclusive, high-profile concerts and events featuring leading musicians and groups such as Paul McCartney, Willie Nelson, Jewel and Rod Stewart, as well as concerts as a part of A&E's "Live By Request" series, featuring Phil Collins and Tony Bennett.

  OTHER PROGRAMMING

     The Company has aggregated thousands of hours of live and on-demand content in several other channels, providing broadcast.com users with a comprehensive selection of streaming media programming on the Company's Web sites. An illustrative list follows:

    CHANNEL                            EXAMPLES
    -------                            --------
AudioBooks          Over 500 full length audio-books including:
                    Charles Dickens' "A Tale of Two Cities"
                    Jane Austen's "Pride and Prejudice"
Education           PBS The Business Channel
                    Harris Methodist Continuing Education Seminars
                    Rutgers University
News                BBC World Service
                    CNN Audioselect
                    Court TV
Entertainment       Paul McCartney Internet-only webcast
                    "Casablanca"
                    1999 Academy Awards Coverage
Special Interest    Rush Limbaugh
                    Dr. Laura Schlessinger
                    Art Bell
Spiritual           The 700 Club
                    "Love Worth Finding" with Adrian Rogers
                    Reunion Church with Richard Ellis
Technology          CNET Radio
                    IBM Netfinity Worldcast
                    Y2K: The Press and Preventing Panic

BUSINESS SERVICES

     The Company's Business Services Division provides cost-effective Internet and intranet broadcasting services to businesses and other organizations. These business services include turnkey production of press conferences, earnings conference calls, investor conferences, tradeshows, stockholder meetings, product introductions, training sessions, distance learning seminars, customized corporate TV channels and media events. Since January 1997, the Company has broadcast over 2,600 business services events for customers such as 3Com, AutoDesk, Bell South, Harvard University, Business Week, Dell, E! Online, Epson, IBM, Intel, Oracle, Prudential, Tandem, Tenet Health Systems, Texaco, Trilogy and more than 600 other organizations.

     The Company's broadcast services enable these businesses and other organizations to improve communication with, and the dissemination of information to, customers, suppliers, employees and the investment community by:

  COST-EFFECTIVELY REACHING THE IN-OFFICE USER

     The proliferation of multimedia enabled networked personal computers and other Internet-attached devices in the workplace has created the opportunity for businesses to use the Internet and intranet to cost-effectively broadcast streaming media communications to both large and small targeted audiences. The Company is able to broadcast events to users who can view and listen to such broadcasts uninterrupted while continuing to perform other tasks on their computers. The Company has recently established a consulting group whose primary focus is to multicast-enable corporate intranets and to assist customers with real-time internal corporate communications. For example, broadcast.com was an integral team member in a Motorola company-wide broadcast to 30,000 of their worldwide employees, providing rapid dissemination of new company directives. Using IP Multicast and broadcast.com consulting and support, this event cost Motorola a fraction of what they spent the previous year to reach the same audience through satellite delivery to all of its worldwide locations.

  DELIVERING TURNKEY BROADCASTING SOLUTIONS

     The Company delivers turnkey Internet broadcasting solutions by providing analysis, telecommunications and, if necessary, on-site equipment and personnel to its business services customers. Based on the expertise gained from broadcasting more than 2,600 business services and over 19,500 total live events, the Company is able to determine the most effective way to capture the broadcast feed, whether by satellite, coupler or on-site with a team of its engineers. Once captured, the broadcast feed is then integrated with other content such as Powerpoint presentations and computer demonstration screens. Potential Internet congestion is bypassed by using a private point-to-point connection to the Company's broadcast center. The broadcast is then digitally distributed to the Internet audience via the Company's multicast distribution network, or, if desired, restricted to a limited audience utilizing password-protected access or player authentication. In addition, the Company can determine the total number of devices receiving a broadcast, the length of time such devices are receiving the broadcast and the broadcast quality. Please see "--Network."

     The Company's broadcast of the Victoria's Secret Fashion Show in February 1999 is an example of how Internet broadcasting is the new medium for companies to interact with consumers, collect valuable customer data, and ultimately drive sales of their products. Broadcast.com received a company record 2 million unique users to its Web site on the day of the event and drove sales of Victoria's Secret merchandise with the attention that was received from this high profile Web event.

  INNOVATIVELY ENHANCING THE BROADCAST EXPERIENCE

     The Company has established the Broadcast.com Interactive Group in order to provide business services clients a turnkey, complete end-to-end solution, based on clients' needs and objectives, that reaches far beyond the delivery of the media stream. Creative design and application development solutions are utilized in order to create compelling content and engage the user. User profiles are created, which provide the basis for the Company's proprietary application suite. Applications include the ability to control slide presentations, conduct user surveys and audience polls, administer distance learning tests, solicit and answer questions from users and take roll of users online. Information is collected and logged to each user's profile, providing clients with a wealth of critical information in real time to help them better interact with and serve their users. A selection of companies that have utilized these turnkey solutions include Dell, Cisco Systems and Sprint.

     The depth and breadth of broadcast.com's experience and expertise includes numerous other business services events. An illustrative selection includes:

BUSINESS AND FINANCIAL SHOWS
Calico Technology Seminar Series
CNBC/Dow Jones Business Video news updates
Executive Talk
Money Talk
Radio Wall Street
Tiger Investments: After Hours Trading
Wall Street Review

DISTANCE LEARNING
Columbia Basin
Cato Institute
Darton University
Johns Hopkins Medicine Rounds
Krieble Institute USA
Quality Learning Services
University of Texas

EARNINGS ANNOUNCEMENTS/INVESTOR RELATIONS
America Online
AT&T
Dell
General Motors
Nike
Texaco
Texas Instruments

KEYNOTE SPEECHES
3Com: Eric Benhamou
Dell Computer: Michael Dell
Hewlett Packard: CEO Lewis Platt
IBM: John Brisbane
Intel: CEO Dr. Andrew Grove
Microsoft: Bill Gates
Tandem: Patrick Smyth
PRODUCT LAUNCHES
Ameritech: Clearpath Wireless Launch
Asymetrix: Cool Tools
Bell & Howell: Scanner Division
Mercedes Benz
Microsoft Internet Explorer Launch
Silicon Graphics Workstation Launch
Victoria's Secret

PUBLIC RELATIONS
AOL/Netscape merger announcement
Chicago Tribune's George Lazarus
Communications Week: Meet the Editor
Fox News Media Coffee
Getting Ready for ORYX
MSNBC: Meet the Editors
The New York Financial Writers' Association

SEMINARS
Calico eSeminar
Dell: Breakfast With Dell
Harvard Seminar on Internet Society
IBM Webinars
Price Waterhouse LLP Technology Forecast
SAS Institute: Data Mining Forum
Sprint "Community of One" Webcast

TRADE SHOWS/CONFERENCES
COMDEX
Internet World
MacWorld Expo
National Association of Broadcasters
National Investor Relations Institute
NetWorld + Interop
PC Expo

SALES AND MARKETING

     The Company sells business services and advertising through its direct sales force and through reseller arrangements. The Company currently maintains distinct sales departments for both of these revenue sources, however both departments work together to sell integrated packages. In addition, the Company maintains a marketing and public relations department to promote the broadcast.com brand and its services.

  BUSINESS SERVICES

     To date, the Company has focused its business services marketing efforts on larger companies in varied industries. Based on the success of these direct sales efforts, broadcast.com believes that it can successfully market its services to medium-sized and smaller businesses as well. The Company's recent acquisition of SimpleNet allows it to expand into Internet broadcasting services for the consumer and small business market. Broadcast.com and SimpleNet are working together to introduce self-service audio and video streaming to existing customers of SimpleNet's Web hosting service. Users will be able to create and broadcast their own personalized audio and video programming, including Internet-only radio and television shows, business presentations and home movies, which will be accessible within minutes of setting up their service.

     The Company is constantly expanding its Internet sales force and is aggressively attacking vertical market opportunities. The Company seeks to expand its business services customer base and broadcast offerings by targeting industries and businesses that are early adopters of technological advancement. The Company's recent acquisition of Net Roadshow accelerates the expansion of broadcast.com's Internet broadcasting services to newly public companies by leveraging Net Roadshow's existing relationships with leading investment banking institutions. Broadcast.com is acquiring new customers first by attacking a variety of vertical markets, including the automotive, distance learning, financial services, and healthcare industries.

     The Company also utilizes reseller arrangements, whereby partners have the right to sell broadcast.com business services packages to their established customer base. World Color, a leader in the printing industry, provides broadcast.com with direct access to World Color's extensive client base of companies in the publishing and retail industries. Medialink, a leader in providing video and audio production, satellite distribution and press release services, also provides the Company with an additional channel to market its turnkey Internet broadcasting solutions.

  ADVERTISING

     The Company's wide variety of content offers the ability to sell advertising packages targeted to specific audiences and demographics. Additionally, unlike Web sites that offer only text-based banner advertisements, the Company offers multimedia packages incorporating custom audio and video applications such as gateway ads with guaranteed click-thrus, and channel and event sponsorships, as well as its new in-stream ads and in-player banner ads.

          Gateway Ads with Guaranteed Click-Thrus. Broadcast.com provides advertisers the opportunity to incorporate gateway ads into their Internet advertising packages. Gateway ads are audio or video clips that are inserted at the lead of selected programming, lasting from 15 to 30 seconds, that play prior to the audio or video content that has been selected by the user. A guaranteed click-thru is a pop-down browser window that automatically launches at the beginning of the gateway ad displaying an advertiser's Web site or other targeted information. Gateway ads are also available without guaranteed click-thrus. The Company currently sells these advertisements at a higher CPM than traditional banner ads because of their unique nature. Advertisers that have purchased gateway ads with guaranteed click-thrus include 3Com, Amazon.com and First USA.

          Channel and Event Sponsorships. The Company offers advertisers the ability to sponsor one or more of its programming channels or events, enabling advertisers to brand entire sections of the Company's Web sites. A channel or event sponsorship can involve the rotating and permanent placement of buttons, logos and Web site links, integrated gateway ads and mention on the broadcast.com home page, channel home page and email newsletter (which has over 425,000 current subscribers in over 175 countries). These sponsorships may also include promotional advertisements utilizing broadcast.com's radio and television spot inventory. Event sponsorships have been purchased by companies such as Pepsi, Intel and Microsoft. The Company typically sells these packages on a channel-by-channel or event-by-event basis.

          In-Stream Ads and In-Player Banner Ads. As streaming media technology advances, the Company continues to capitalize on new opportunities to differentiate its advertising solutions. The Company has introduced in-stream ads, which are advertisements within the Internet feed of programming, similar to a broadcast network. Another new application is the in-player banner ad, available on the RealNetworks RealPlayer G2. While listening to a radio station or CD, the user is delivered a rotating selection of video images and scrolling text, all linked directly to advertisers' Web sites, which, in effect, turn the player into a browser. This allows the advertiser to follow consumers wherever they may go on the broadcast.com Web site. These new applications have just been introduced and sell at higher CPM's due to their unique and effective nature.

     As compensation for broadcasting radio and television station feeds, the Company receives on-air inventory of radio and, in certain instances, television ad spots or direct cash payments. The Company sells the majority of these advertising spots to traditional radio and television advertisers. As of December 31, 1998, the Company had over 3,500 radio spots per week available for sale.

  MARKETING

     The Company's marketing efforts are aimed at promoting the broadcast.com brand and the Company's audio and video programming and business services. The Company utilizes both traditional and innovative media vehicles for marketing and promotional purposes, including radio, television and print advertisements, as well as marketing arrangements with other leading Web sites, gateway ads with guaranteed click-thru's and in-player banner ads on the Company's Web sites and email newsletters.

          Radio and Television. The Company's radio and television content providers typically grant the Company a certain amount of commercial spot inventory. The commercial spots that the Company receives as part of its radio and television hosting activities can be used by the Company for promotion of the Company's programming and services. Radio and television stations also extend brand awareness for broadcast.com through required on-air mentions during their broadcasts.

          Print and Other Media. In exchange for Internet broadcasts of sporting events, colleges and universities provide advertising space for broadcast.com in various campus publications including gameday programs, newsletters and alumni magazines. Broadcast.com has also received advertising space in the official NCAA Basketball Tournament Final Four program and several major NCAA Football Bowl Game programs. In addition, the Company has received signage space at numerous college and university sporting events. Stadium public address announcements during certain sporting events also extend the Company's brand awareness. The Company has placed advertisements in targeted trade magazines, including AudioFile, Broadcasting and Cable and Meeting Planners International, and major daily papers such as the Chicago Tribune and USA Today.

          Online Marketing. The Company exchanges banner ads with other high traffic and targeted Web sites such as Yahoo!, FinancialWeb.com, AllCampus.com, CBS SportsLine, CNET and Lycos. The Company uses these opportunities to highlight its high profile live events and drive traffic to revenue generating channels. The banner ads are also used to promote business services customers' events in order to attract larger audiences. The Company extends brand awareness on the Internet by requiring that its logo and distinctive "listen/view button" be placed prominently on the Web pages of broadcast partners. Additionally, broadcast.com works with a growing number of search engines and live events guides that feature broadcast.com content and events, such as Microsoft's Web Events, Yahoo! NetEvents, Yack.com, NetGuide.com, Infobeat.com, Excite, Infoseek and Go2Net.

          Gateway Ads, In-Player Banner Ads and Email Newsletters. The Company utilizes media rich audio/video gateway ads and in-player banner ads to promote upcoming broadcast.com content offerings. The Company also distributes free semi-weekly email newsletters to over 425,000 registered subscribers in 175 countries which highlight events and programs for the upcoming week. In addition to its main newsletter highlighting programming from the entire site, the Company distributes sports-focused, business-focused and music-focused newsletters as well, and is developing additional specialty newsletters targeted to those interested in particular programming channels. In addition, the Company utilizes the newsletter distribution list to alert users, especially those in-office during the day, to major breaking news stories that are being broadcast on the Company's Web sites.

STRATEGIC RELATIONSHIPS

     Broadcast.com has entered into strategic relationships with content providers and other key companies in order to continue building on the Company's competitive advantages. The Company believes that licensing content from third parties is preferable to creating content because such licensed content has existing demand and is self-replenishing. Key relationships include A.H. Belo Corporation, BBC World Service, Capitol Records, CNN, Granite Broadcasting, Host Communications, Learfield Communications, the NHL, Major

League Baseball, Susquehanna Radio Corp., Trimark Pictures, a group of over 40 stations now part of Clear Channel Communications and 72 stations now a part of Capstar Broadcasting Corporation.

     Broadcast.com leverages its content aggregation and Internet broadcast network through strategic relationships with key companies to increase traffic and brand awareness. During 1998, broadcast.com and Yahoo!, an equity investor in the Company, agreed to establish a co-branded area on the Yahoo! Web site at sports.yahoo.com to make available broadcast.com's programming and link to listen/view pages on the www.broadcast.com Web site. Broadcast.com also has an agreement with RealNetworks which provides for the placement of a link on the drop-down menu item for RealNetworks' RealPlayer G2 and RealPlayer Plus G2 streaming products to the Company's home page and five key channels on its sites. The Company believes that RealNetworks' streaming products have been downloaded more than 50 million times. Microsoft has selected broadcast.com as a high-level promotional and content partner for its Web Events programming guide, showcasing the breadth of content and variety of radio stations that broadcast.com offers to users of the Windows Media Player, including high-bandwidth content. In addition, Microsoft has also provided premier placement and is linking to more than 100 broadcast.com radio stations from its Windows Radio Toolbar, which is integrated into every version of Internet Explorer 5.0.

     The Company has established two key partnerships which it believes will enable it to extend the reach and distribution of its Internet broadcasting services to new markets. In January 1999, broadcast.com and Softbank formed a joint venture to launch broadcast.com japan, which will aggregate and broadcast Japanese language-based audio and video programming to Internet users, and will also sell broadcast.com's Internet and intranet broadcasting services to business customers in Japan. In addition, the joint venture will have access to broadcast.com's vast archive of English language-based programming, including sports events, music CDs and videos. In December 1998, The Nasdaq Stock Market(R) and broadcast.com partnered to provide Internet broadcasting services for quarterly earnings conference calls in a pilot program. Nasdaq's selection of broadcast.com as the exclusive broadcaster of earnings calls over the Internet for Nasdaq-100(R) entities serves to accelerate adoption of Internet broadcasting as a standard for investor relations and corporate communications and opens a new avenue for broadcast.com to sell its turnkey broadcasting services to these companies.

NETWORK

     In order to support hundreds of thousands of simultaneous streaming media users on the Internet, the Company has developed and implemented an extensive streaming media aggregation and distribution network designed to ensure the broadcast quality of the content received from broadcasters and distributed to users.

  AGGREGATION

     The Company aggregates content from broadcasters through satellite feeds and direct network connections from content providers to its broadcast center where it is monitored for broadcast quality and encoded for delivery over the Internet. The satellite receiving system is currently comprised of 25 satellite dishes which can receive hundreds of simultaneous feeds from traditional broadcasts and live events. The Company also receives radio and television signals over a private frame relay network. This private network is designed to efficiently and securely feed content directly from broadcasters to the Company's headquarters, thus avoiding the congestion of public and private peering points on the Internet which can cause transmission delays or packet loss. The Company believes that the use of a private aggregation network enables the Company to control the broadcast quality of the content it receives.

  DISTRIBUTION

     Currently, the Company employs both unicasting (one user per Company originated stream) and multicasting (many users per Company originated stream) technologies to distribute streaming media content to users over the Internet. The Company's unicast network can provide content to tens of thousands of simultaneous users through over 1,000 multimedia servers which support multiple streaming technologies. These servers are linked through direct 45 Mbps and 155 Mbps connections to major Internet backbone providers including AT&T, BBN, Cable & Wireless, MCI WorldCom and Sprint which, in turn, connect to over 80% of the downstream ISPs. The Company believes that direct connections to these major backbone providers enhance the user experience by avoiding the congestion of public and private peering points which can cause transmission delays or packet loss.

     Although the Company anticipates that unicasting will remain essential for archived and on-demand applications, it believes that multicasting, or similar scaling technology, is essential to the future of large-scale Internet broadcasting to mass audiences. The Company believes multicasting is especially suited to audio and video broadcasting and will be increasingly used in the delivery of streaming media content. Currently, the Company is deploying its multicast network which is designed to provide streaming media content to hundreds of thousands of users simultaneously through one-to-many Internet connections. The Company has entered into agreements with over 40 ISPs and UUNET and is building the first large-scale commercial multicast network which provides the Company access to over 470,000 dial-up multicast ports.

COMPETITION

     The market for Internet broadcasting and services is highly competitive and the Company expects that competition will continue to intensify. The Company competes with (i) other Web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users, (ii) videoconferencing companies, audio conferencing companies and Internet business services broadcasters, (iii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and (iv) local radio and television stations and national radio and television networks for sales of advertising spots. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not adversely affect the Company's business.

     Competition among Web sites that provide compelling content, including streaming media content, is intense and is expected to increase significantly in the future. The Company competes against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Traditional media companies have not established a significant streaming media presence on the Internet and may expend resources to establish a more significant presence in the future. These companies have significantly greater brand recognition and financial, technical, marketing and other resources than the Company. The Company competes generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users, support advertising intended to reach such users and attract business and other organizations seeking Internet broadcasting and distribution services. The Company competes with other Internet broadcasters and Web sites to acquire Internet broadcasting rights to compelling content. The Company believes that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. In the market for Internet distribution of radio and television broadcasts, the Company competes with ISPs, radio and television stations and networks that originate their own Internet broadcasts. RealNetworks' Real Broadcast Network and INTERVU Inc. deliver audio and video broadcasts over the Internet. In the area of sports content, the Company competes with ESPN.com. The Company also competes for the time and attention of Internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. For example, certain Web sites provide a collection of links to other Web sites with streaming media content. The Company expects competition to intensify and the number of competitors to increase significantly in the future. In addition, as the Company expands the scope of its content and services, it will compete directly with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

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

     The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web sites, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web sites and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would adversely affect the Company's business.

     The Company competes for traditional media advertising sales with national radio and television networks, as well as local radio and television stations. Local radio and television content providers and national radio and television networks may have larger and more established sales organizations than the Company. These companies may have greater name recognition and more established relationships with advertisers and advertising agencies than the Company. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory. The Company's traditional media advertising sales efforts depend on the Company's ability to obtain an inventory of ad spots across the top radio and television markets. If the Company is unable to obtain such inventory, it could adversely affect the Company's business.

GOVERNMENTAL REGULATION

     Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase the Company's legal exposure, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") affecting the performance of sound recordings by certain subscription and nonsubscription transmission services was enacted. The DMCA permits statutory licenses for the performance of sound recordings and for the making of ephemeral recordings to facilitate transmissions. Under these statutory licenses, the Company will be required to pay licensing fees for the performance of sound recordings by the Company in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. By distributing content over the Internet, the Company also faces potential liability for claims based on the nature and content of the materials that it distributes, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. While the current law generally states that entities like the Company, which provide interactive computer services, shall not be treated as the publisher or speaker with respect to third party content they distribute, the scope of the law's definition and limitations on liability have not been widely tested in court. Accordingly, the Company may be subject to such claims. To protect itself from such claims, the Company maintains media liability insurance as well as general liability insurance. Additionally, in the Company's agreements with content providers, such content providers generally represent that they have the rights to distribute and transmit their programming on the Internet and, in most cases, indemnify the Company for liability based on a breach of such representations and warranties. The indemnification arrangements and the Company's media and general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify the Company for any liability that may be imposed. Any liability not covered by indemnification or insurance or in excess of indemnification or insurance coverage could adversely affect the Company's business.

INTELLECTUAL PROPERTY

     The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as important to its success, and the Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There can be no assurance that these steps will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's broadcasts. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.

     The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with the business of the Company, then the Company may be forced to litigate infringement claims that could result in substantial costs to the Company. In addition, if the Company was unsuccessful in defending such a claim, it could adversely affect the Company's business. Lawsuits alleging patent infringement were filed against the Company and RealNetworks on or about August 25, 1998 and against the Company and Microsoft on or about December 29, 1998. The Company intends to vigorously defend against these actions and seek their early dismissal. Please see "Item 3. Legal Proceedings." If third parties prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company. An adverse outcome in litigation or privity proceedings could require the Company to license disputed rights from third parties or to cease using such rights. Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its services. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect the Company.

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

EMPLOYEES

     As of December 31, 1998, the Company had 283 full-time employees. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its relations with its employees are good.

ITEM 1A. COMPANY RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

     We commenced broadcasting live audio programming on the Web in September 1995 and live video programming in March 1997. We first recognized business services and advertising revenues in January 1996 and have recorded a net loss for each year we have existed. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, business services and advertising. These risks include our ability to:

     - provide compelling and unique content to Internet users;

     - successfully market and sell our business services;

     - effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies;

     - continue to develop and upgrade our technology and network infrastructure;

     - respond to competitive developments;

     - successfully introduce enhancements to our existing products and services to address new technologies and standards;

     - effectively sell our inventory of radio and television ad spots and

     - attract, retain and motivate qualified personnel.

     Our operating results are also dependent on factors outside of our control, such as the availability of compelling content and the development of broadband networks that support multimedia streaming. There can be no assurance that we will be successful in addressing these risks, and failure to do so could have adversely affect our business.

WE ANTICIPATE CONTINUING LOSSES

     We expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $3.3 million for the period from May 1995 (inception) through December 31, 1996, $6.7 million for the year ended December 31, 1997, and $16.4 million for the year ended December 31, 1998. As of December 31, 1998, our accumulated deficit was $26.4 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

     Although our revenues have continued to grow from quarter to quarter, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially and adversely affected.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

     - the cost of acquiring and the availability of content;

     - the demand for our business services;

     - demand for Internet advertising;

     - seasonal trends in Internet advertising placements;

     - the advertising cycles for, or the addition or loss of, individual advertisers;

     - the level of traffic on our Web sites;

     - the amount and timing of capital expenditures and other costs relating to the expansion of operations;

     - price competition or pricing changes in Internet broadcasting services, such as business services, and in Internet advertising;

     - the seasonality of the content of our broadcasts, such as sporting and other events;

     - the level of and seasonal trends in the use of the Internet;

     - technical difficulties or system downtime;

     - the cost to acquire sufficient bandwidth or to integrate efficient broadcast technologies, such as multicasting, to meet our needs;

     - the introduction of new products or services by us or our competitors,

     - our ability to successfully integrate operations and technologies from acquisitions; and

     - general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

     Any one of these factors could cause our revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in our quarterly operating results.

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT OUR BUSINESS

     We expect that our revenues will be higher leading up to and during major United States sport seasons for sports that we broadcast, such as the NHL and college football, and lower at other times of the year. We believe that advertising sales in television and radio generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced than it is currently. We believe that our revenues from Web and traditional media advertising sales have been affected by these cyclical factors and we expect our Web and traditional media advertising sales generally to follow the quarterly trends of traditional media advertising.

WE ARE DEPENDENT ON THIRD PARTY CONTENT PROVIDERS

     Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. We typically do not create our own content. Rather, we rely on third party content providers, such as radio and television stations and cable networks, businesses and other organizations, universities, film producers and distributors, and record labels for compelling and entertaining content. Our ability to maintain and build relationships with content providers is critical to our success. Although many of our agreements with third party content providers are for initial terms of more than two years, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Our inability to secure licenses from content providers or performance rights societies or the termination of a significant number of content provider agreements would decrease the availability of content that we can offer users. Such inability or termination may result in decreased traffic on our Web sites and, as a result, decreased advertising revenue, which could adversely affect our business.

     Our agreements with certain of our content providers are nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could adversely affect our business.

WE ARE SUBJECT TO LICENSE FEES PAYABLE TO CONTENT PROVIDERS

     License fees payable to content providers and performance rights societies and other licensing agencies may increase as competition for such content increases. There can be no assurance that our content providers, performance rights societies and other licensing agencies will enter into prospective agreements with us on the same or similar terms as those currently in effect or on terms acceptable to us if no agreement is in effect. If we are required to pay increased licensing fees, such increased payments could adversely affect our business.

OUR BUSINESS IS DEPENDENT ON BUSINESS SERVICES REVENUES

     We expect to derive a substantial amount of our revenues from providing our business services, and demand and market acceptance for our business services solutions is uncertain. Our ability to establish and maintain a leadership position in Internet and intranet broadcasting for businesses and in the distribution of other live and on-demand events will depend on, among other things:

     - our success in providing quality programming at low and high bit rates over the Internet;

     - market acceptance of our current and future business service offerings;

     - the reliability of our networks and services; and

     - the extent to which end users are able to receive our broadcasts at adequate bit rates to provide for high quality services, none of which can be assured.

     We operate in a market that is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of competitors. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Sales of our business services may require an extended sales effort in certain cases. In addition, potential customers must accept audio and video broadcast services as a viable alternative to face-to-face meetings, television or radio, audio teleconferences and video conferencing. Because the market for our business services is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. In addition, it is not known whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business and other events. There can be no assurance that the market for our business services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our Web sites do not achieve or sustain market acceptance, our business could be adversely affected.

WE ARE DEPENDENT ON THE ACCEPTANCE OF STREAMING MEDIA TECHNOLOGY

     Our success depends on the market acceptance of streaming media technology provided by companies such as RealNetworks and Microsoft. Early streaming media technology suffered from poor audio quality, and video streaming at 28.8 kbps (thousands of bits per second) currently is of lower quality than television or radio broadcasts. In addition, congestion over the Internet and packet loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streamed media adequately, users generally must have multimedia PCs with certain microprocessor requirements and at least 28.8 kbps Internet access and streaming media software. Users typically electronically download such software and install it on their PCs. Such installation may require technical expertise that some users do not possess. Furthermore, in order for users to receive streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints on corporate intranets, some information systems managers may block reception of streamed media. Widespread adoption of streaming media technology depends on overcoming these obstacles, improving audio and video quality and educating customers and users in the use of streaming media technology. If streaming media technology fails to achieve broad commercial acceptance or such acceptance is delayed, our business could be adversely affected.

WE ARE DEPENDENT ON THE CONTINUED ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM

     We expect to derive a substantial amount of our revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions is uncertain.

     There are currently no standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

     Different pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

WE MAY BE UNABLE TO SUCCESSFULLY EXPAND OUR BUSINESS

     If we are unable to manage our growth effectively, our business could suffer. We have experienced and are currently experiencing a period of significant growth. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls.

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM OUR RECENT ACQUISITIONS OF SIMPLENET AND NET ROADSHOW

     We recently acquired Simple Networks Communications in November 1998 and Net Roadshow in March 1999. We could have difficulty in assimilating their personnel, operations, technology and software. In addition, the key personnel of SimpleNet or Net RoadShow may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

WE MAY NOT BE ABLE TO ACCOUNT FOR THE ACQUISITIONS OF SIMPLENET AND NET ROADSHOW AS ANTICIPATED

     We accounted for the acquisitions of Net RoadShow and SimpleNet under the pooling of interest accounting and financial reporting rules. To qualify the acquisitions as a pooling of interests for accounting purposes, the criteria for pooling of interests accounting established in opinions published by the Accounting Principals Board and interpreted by the Financial Accounting Standards Board and the SEC must be met. Although the conditions to the consummation of each of the acquisitions were met, the availability of pooling of interests accounting treatment depends in part, upon circumstances and events occurring after the effective time of such acquisitions. For example, there must be no significant dispositions of assets, for a period of two years following the effective time. The failure of either of the acquisitions to qualify for pooling of interest accounting treatment for financial reporting purposes for any reason could adversely affect our operating results.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOW DOWN AND OUR USERS DEPEND ON OTHERS FOR ACCESS TO OUR WEB SITES

     The performance, reliability and availability of our Web sites and network infrastructure are critical to our reputation and ability to attract and retain users, advertisers and content providers. A large portion of our network infrastructure is located at a single, leased facility in Dallas, Texas. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, tornadoes and similar events. We have only limited redundant facilities and systems and no formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur.

     Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of our Web sites to such entities or individuals. In addition, because our Web advertising revenues are directly related to the number of advertisements delivered by us to users, system interruptions that result in the unavailability of our Web sites or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

     A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems deployed or utilized by us, which could lead to slower response times or system failures. Our operations also are dependent upon receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations.

     We are dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

OUR NETWORK IS SUBJECT TO SECURITY RISKS

     Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

WE ARE DEPENDENT ON SHORT-TERM ADVERTISING CONTRACTS

     A substantial portion of our Web advertising revenues are derived from short-term contracts. There can be no assurance that our current advertisers will continue to purchase advertisements or that we will be able to secure new advertising contracts from existing or future customers at attractive rates or at all.

THERE IS INTENSE COMPETITION FOR INTERNET BROADCASTING AND SERVICES

     The number of Web sites competing for the attention and spending of members, users and advertisers has increased and we expect it to continue to increase.

     We compete for members, users and advertisers with the following types of companies:

     - other Web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

     - videoconferencing companies, audio conferencing companies and Internet business services broadcasters;

     - online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets; and

     - local radio and television stations and national radio and television networks for sales of advertising spots.

     Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Please see "Item 1. Business--Competition."

WE ARE DEPENDENT ON OUR ABILITY TO SELL RADIO AND TELEVISION ADVERTISING SPOTS

     We are dependent, in part, on our ability to sell our inventory of radio and television ad spots obtained from stations in exchange for the Internet broadcast of their programming. Selling radio and television advertising is highly competitive. We depend on Premiere Radio Networks, Inc. ("Premiere Radio Networks") to sell a majority of our radio ad spots. The Company's traditional media advertising sales efforts are focused on selling ads to traditional national advertisers in order to avoid competing with advertising sales efforts of its local radio and television station content providers. Sales of ad spots to national advertisers are typically sold at a lower cost per thousand ("CPM") than local advertising. We compete for traditional media advertising sales with national radio and television networks. National radio and television networks typically have larger and more established sales organizations as compared to ours. There can be no assurance that Premiere Radio Networks will continue to sell effectively our inventory of ad spots or that competitive pressures with respect to traditional media advertising sales will not adversely affect our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY SCALE OUR OPERATIONS

     Our success depends on our ability to broadcast audio and video programming to a large number of simultaneous users. Until recently, we only deployed unicasting (one user per Company originated stream) technology to broadcast audio and video programming to users over the Internet. We have deployed another broadcast technology, multicasting (multiple users per Company originated stream), on a trial basis since September 1997 and have begun to deploy this technology on a broader commercial basis only recently. We anticipate that unicasting will continue to be used to distribute our archived and on-demand programming and that multicasting or a similar broadcasting technology will be used for live and other events where a large audience for the content is expected. To increase our unicast capacity, we will be required to successfully expand its network infrastructure through the acquisition and deployment of additional network equipment and bandwidth. There can be no assurance that we will be successful in such expansion.

     We believe that to be a successful Internet broadcaster we also must successfully deploy multicasting or a similar broadcasting technology that can deliver streaming media content to many users simultaneously through one-to-many Internet connections. We will be required to test, deploy and successfully scale our multicast network infrastructure to serve mass audiences. There can be no assurance that we will be successful in doing so, that multicasting will be able to support a substantial audience or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, we would likely be required to expend significant resources to deploy a technology other than multicasting, which could adversely affect our results of operations during the period in which we attempt such deployment. If we fail to scale our broadcasts to large audiences of simultaneous users, such failure could adversely affect our business.

WE ARE DEPENDENT ON PROVIDERS OF STREAMING MEDIA PRODUCTS

     We rely on providers of streaming media products, such as RealNetworks and Microsoft, to provide a broad base of users with streaming media software. We currently license software products that enable the broadcast of streaming media from such companies and others. We may need to acquire additional licenses from such streaming media companies to meet our future needs. Users are currently able to download electronically copies of the RealNetwork's RealPlayer and Microsoft's Windows Media Player software free of charge. If providers of streaming media products substantially increase license fees charged to us for the use of their products, refuse to license such products to us or begin charging users for copies of their player software, such actions could adversely affect our business.

WE ARE DEPENDENT ON CONTINUED GROWTH IN THE USE OF THE INTERNET AND STREAMING MEDIA CONTENT

     Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow, particularly usage for multimedia information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content, if at all, for a number of reasons, including:

     - potentially inadequate development of the necessary infrastructure,

     - inadequate development of enabling technologies,

     - lack of acceptance of the Internet as a medium for distributing streaming media content; and

     - inadequate commercial support for Web-based advertising.

     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, specifically the demands of delivering high quality video content and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of our Web sites, could grow more slowly or decline.

WE MAY BE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

     Our market is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. A failure by us to rapidly respond to technological developments could adversely affect our business. The emerging character of these products and services and their rapid evolution will require us to:

     - effectively use leading technologies;

     - continue to develop our technological expertise; and

     - enhance our current services and continue to improve the performance, features and reliability of our network infrastructure.

     Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as xDSL and cable modems, could dramatically change the structure and competitive dynamic of the market for streaming media solutions. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies or advancements in streaming and compression technologies may require us to expend resources to address these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt our Web sites and services.

OUR BUSINESS IS DEPENDENT ON OUR CHIEF EXECUTIVE OFFICER AND PRESIDENT

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Todd Wagner, Chief Executive Officer, and Mark Cuban, President. The loss of the services of Messrs. Wagner or Cuban, or certain other key employees, would likely have a significantly detrimental effect on our business.

     We do not maintain "key person" life insurance for any of our personnel. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees.

COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE

     We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

WE MAY NOT BE SUCCESSFUL IN EXPANDING INTERNATIONALLY

     We are developing, through a joint venture with Softbank Corp., broadcast.com japan k.k. To date, we have had limited experience in the development of localized versions of our Web sites and the marketing and operating of our products and services internationally. We are dependent on the efforts and abilities of Softbank Corp. in the development of broadcast.com japan k.k. Our Japanese joint venture may not develop at a rate that supports its level of investment. In particular, the Japanese market may be slow in the adoption of the Internet as a broadcast, advertising and commerce medium. We may also experience difficulty in managing our Japanese operations as a result of distance and language and cultural differences. In addition, there may be unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing a foreign operation, longer payment cycles, currency exchange rate fluctuations, export restrictions, unanticipated seasonal reductions in business activity in Japan, and potentially adverse tax consequences. One or more of these factors could adversely affect our business.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET

     There are currently few laws and regulations directly applicable to the Internet. It is likely that existing laws will be adopted, and that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose us to significant liabilities associated with content available on our Web sites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose us to significant liabilities, significantly slow Internet growth or otherwise adversely affect our business.

     On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we will be required to pay licensing fees for the performance of sound recordings by us in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Depending upon the rates and terms adopted for the statutory licenses, the DMCA could adversely affect our business.

     We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that we should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could adversely affect our business.

     The Child Online Protection Act and Child Online Privacy Protection Act (the "COPA") were enacted in October 1998. COPA imposes civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not currently distribute the types of materials that we believe COPA would deem illegal, and do not knowingly collect and disclose personal information from such minors. The manner in which the COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPA could subject us to potential liability, which in turn could adversely affect our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE WEB

     We may be subjected to claims for negligence, copyright, patent, trademark, defamation, indecency and other legal theories based on the nature and content of the materials that we broadcast. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, although we generally require our content providers to indemnify us for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could adversely affect our business.

WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY; OTHERS COULD MISAPPROPRIATE OUR INTELLECTUAL PROPERTY AND WE MAY NOT BE ABLE TO ENFORCE OUR RIGHTS

     Our actions to protect our trademarks and other proprietary rights may be inadequate. In addition, it is possible that we could become subject to infringement actions based upon content we may license from third parties. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are successful, we may be required to change our trademarks, alter the content and pay financial damages. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies.

     We may need to obtain licenses from others to refine, develop, market and deliver new services. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

     In addition, because we license a substantial portion of our content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins and ownership of such licensed content and generally obtain indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect us.

     Lawsuits alleging patent infringement were filed against us (and RealNetworks) on or about August 25, 1998, and against us (and Microsoft) on or about December 29, 1998. We intend to vigorously defend against these actions and seek their early dismissals. In addition, we believe we are entitled to be indemnified under the terms of our license agreements with RealNetworks and Microsoft for the claims raised by the plaintiffs in these lawsuits. We can give no assurances, however, as to the availability of such indemnification at this time or the results of such proceedings. Please see "Item 3. Legal Proceedings."

     If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs. An adverse outcome in litigation or privity proceedings could require us to license disputed rights from third parties or to cease using such rights. Any litigation regarding our proprietary rights could be costly and divert our attention, result in the loss of certain of our proprietary rights, require us to seek licenses from third parties and prevent us from selling its services, any one of which could adversely affect our business.

THIRD PARTIES MAY MISAPPROPRIATE OUR PROPRIETARY INFORMATION

     We may not be able to prevent misappropriation of our proprietary information and that agreements entered into for that purpose may not be enforceable. It might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization. The laws of some countries may afford us little or no effective protection of its intellectual property.

INSIDERS CONTROL A LARGE PERCENTAGE OF OUR STOCK

     As of March 15, 1999, our directors and executive officers beneficially owned approximately 39.5% of the outstanding Common Stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER

     Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others:

     - the division of the board of directors into three separate classes;

     - the right of the board to elect a director to fill a space created by the expansion of the board;

     - the authority of the board to issue shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares without further action by stockholders;

     - the ability of the board to alter our bylaws; and

     - the limited ability of stockholders to call a special meeting of stockholders.

     Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit certain large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

     - 66 2/3% of the shares of voting stock not owned by this large stockholder approve the merger or combination; or

     - our board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PRODUCTS TO BE YEAR 2000 READY COULD NEGATIVELY IMPACT OUR BUSINESS

     Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations.

     With the assistance of an independent consultant, we have evaluated the Year 2000 readiness of the hardware and software utilized in our operations, including non-information technology operations, such as building security, voice mail and other systems. Our evaluation included:

     - the identification of internally utilized products;

     - checking of products' Year 2000 readiness; and

     - assessment of repair or replacement.

     Based on this assessment, we have determined that there are no material Year 2000 issues within our systems and services. A plan addressing the issues which were identified has been formulated, with implementation scheduled to be completed by the end of 1999.

     Since third parties developed and currently support many of the systems that we use, a significant part of this effort will be to ensure that these third-party systems are Year 2000 ready. We plan to confirm this readiness through a combination of the representation by these third parties of their products' Year 2000 readiness, as well as specific testing of these systems. The failure of systems maintained by third parties to be Year 2000 ready could cause us to incur significant expense to remedy any problems, reduce our revenues from such third parties or otherwise seriously damage our business. A significant Year 2000-related disruption of the network services or equipment that third-party vendors provide to us could also cause our users to consider seeking alternate providers or cause an unmanageable burden on our technical support.

     Additionally, we rely upon various governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. There is no assurance that such parties will not suffer a year 2000 business disruption, which could adversely affect our ability to conduct our business.

     Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of our normal business activities or operations.

OUR STOCK PRICE MAY CONTINUE TO BE SUBJECT TO SIGNIFICANT VOLATILITY

     The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. Trading prices of the Common Stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may adversely affect the market price of the Common Stock, regardless of our operating performance.

     In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

     As of March 15, 1999, there were outstanding 36,781,981 shares of our Common Stock. As of March 15, 1999, 22,304,362 of these shares were held by existing stockholders as "restricted securities" and will become eligible for sale only if registered or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act. Furthermore, at least 6,903,818 shares are issuable upon the exercise of options, subject to vesting, and 436,192 shares are issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock.

     The stockholders have no restrictions on selling any of our securities held by them, other than as provided under applicable securities laws. In addition, certain stockholders can require us to register our securities they own for public sale. Any sales by these stockholders could adversely affect the trading price of our common stock.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Dallas, Texas in a 28,000 square foot facility that we lease at a current monthly rent of $3,920. The lease agreement terminates on February 1, 2002. We have an option to extend the lease agreement for three additional five-year terms. We also lease a 10,000 square foot facility adjacent to our headquarters at a current monthly rent of $4,783. The lease agreement terminates on February 1, 2002. We also lease an office in New York, New York at a current monthly rent of $6,033. This lease expires on January 31, 2001. Our wholly-owned subsidiary, SimpleNet, leases an office in San Diego, California at a current monthly rent of $20,208. The lease agreement terminates on March 31, 2005. We also lease various small sales offices throughout the country on a short-term basis. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     On or about August 25, 1998, Venson M. Shaw and Steven M. Shaw ("Plaintiffs") filed a lawsuit against the Company and RealNetworks in the United States District Court for the Northern District of Texas Dallas Division, and on or about December 29, 1998, Plaintiffs filed a lawsuit against the Company and Microsoft in the same District. The two lawsuits have been consolidated into one action. In both claims in the consolidated action, Plaintiffs allege that our use of streaming media software products and services directed to media delivery systems infringes on Plaintiffs' patent. The Plaintiffs are seeking to enjoin the Company, RealNetworks and Microsoft from further alleged infringement of their patents and an unspecified amount of monetary damages. Although no assurance can be given as to the outcome of the lawsuit, we believe that the allegations in the action are without merit and intend to vigorously defend against the action and seek its early dismissal. In addition, we believe we are entitled to be indemnified under the terms of our license agreements with RealNetworks and Microsoft for the claims raised by Plaintiffs. No assurances, however, can be given as to the availability of such indemnification at this time or the results of such proceeding.

     From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us and our licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, adversely affect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The principal market for our Common Stock is the Nasdaq National Market, on which our Common Stock has been quoted since July 17, 1998, the date of our initial public offering. Prior to that time, there was no public market for our Common Stock.

     The following table sets forth the high and low reported sales prices for our Common Stock for the periods indicated. All share amounts and prices contained in this report have been adjusted to reflect the two-for-one stock split which was effected on February 11, 1999.

FISCAL QUARTER ENDED                                           HIGH     LOW
--------------------                                          ------   ------
09/30/98 (beginning 07/17/98)...............................  $34.00   $17.38
12/31/98....................................................   49.38    18.06

     As of March 15, 1999, the last reported sales price of our Common Stock was $93.375 per share. As of March 15, 1999, there were 189 holders of record of our Common Stock.

DIVIDENDS

     We have never paid cash dividends. We intend to retain any future earnings for the operation and the expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 30, 1998, we issued 821,618 shares of our Common Stock (the "Acquisition Shares") to the four existing stockholders of SimpleNet in exchange for all of the outstanding shares of the common stock of SimpleNet. No underwriters were involved and there were no underwriting discounts or commissions. We issued the shares of our Common Stock in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transaction did not involve any public offering. The stockholders of SimpleNet had access to all relevant information regarding the Company necessary to evaluate the investment; each such stockholder represented that the Acquisition Shares were being acquired for investment only; and each such stockholder was represented by a sophisticated purchasers' representative. There was no general solicitation or advertising involved in the acquisition, and we used reasonable care to ensure that the stockholders of SimpleNet were not underwriters.

     Other than as described above in connection with our acquisition of SimpleNet, during the period from September 30, 1998 to December 31, 1998, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act, except for an aggregate of 55,500 shares of Common Stock which we issued to employees upon the exercise of stock options. The aggregate consideration received for these shares was $203,612. We issued the shares in reliance upon the exemption from registration afforded by Rule 701 promulgated under the Securities Act.

USE OF PROCEEDS

     Our registration statement (Registration No. 333-52877) under the Securities Act for our initial public offering became effective on July 16, 1998. Offering proceeds, net of our aggregate expenses, were approximately $43.2 million. We have used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the years ended December 31, 1998, 1997 and 1996 and the period from Inception (May 19,
1995) to December 31, 1995. The statement of operations data and the balance sheet data contained in the table below are derived from our Consolidated Financial Statements which have been audited by PricewaterhouseCoopers LLP, our independent accountants. The financial information set forth in the following table should be read in conjunction with, and is qualified in its entirety by, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report and our Consolidated Financial Statements and Notes to Consolidated Financial Statements which appear beginning on page F-2 of this report.

                                                 YEAR ENDED DECEMBER 31,      PERIOD FROM INCEPTION
                                               ----------------------------     (MAY 19, 1995) TO
                                                 1998      1997      1996       DECEMBER 31, 1995
                                               --------   -------   -------   ---------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Business services..........................  $ 13,953   $ 5,338   $   958          $    --
  Advertising................................     8,419     3,811     1,091               --
                                               --------   -------   -------          -------
          Total revenues.....................    22,372     9,149     2,049               --
                                               --------   -------   -------          -------
Operating expenses:
  Production costs...........................     4,415     2,950     1,301               --
  Operating and development..................    14,955     5,460     1,621               --
  Sales and marketing........................    11,760     4,172       768               21
  General and administrative.................     4,518     1,915       841              217
  Depreciation and amortization..............     3,360     1,416       562               30
  Merger costs...............................     1,534        --        --               --
                                               --------   -------   -------          -------
          Total operating expenses...........    40,542    15,913     5,093              268
                                               --------   -------   -------          -------
          Net operating loss.................   (18,170)   (6,764)   (3,044)            (268)
Interest and other income....................     1,922       213        76               --
Interest expense.............................      (196)      (74)       (4)              --
                                               --------   -------   -------          -------
          Net loss before income tax.........   (16,444)   (6,625)   (2,972)            (268)
Provision for income taxes...................        --        43        25               --
                                               --------   -------   -------          -------
          Net loss...........................  $(16,444)  $(6,668)  $(2,997)         $  (268)
                                               ========   =======   =======          =======
Basic and diluted net loss per share.........  $  (0.52)  $ (0.28)  $ (0.15)         $ (0.02)
                                               ========   =======   =======          =======
Shares used in the net loss per share
  calculations...............................    31,911    24,157    19,754           12,040
                                               ========   =======   =======          =======

                                                                      DECEMBER 31,
                                                           ----------------------------------
                                                            1998      1997      1996    1995
                                                           -------   -------   ------   -----
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................................  $49,680   $21,341   $4,583   $ 142
Working capital (deficit)................................   50,345    23,081    4,392     (75)
Total assets.............................................   62,079    29,642    8,287     676
Total debt...............................................       --       754        7      --
Total other liabilities..................................    4,008     1,850      678     320
Total stockholders' equity (deficit).....................   58,071    27,038    7,602    (214)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities law. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, among others:

     - our limited operating history;

     - our dependence on third party providers of content;

     - our dependence on the acceptance of streaming media technology;

     - our dependence on the continuing acceptance of the Internet as an advertising medium;

     - our potential inability to manage our growth; and

     - intense competition for Internet broadcasting and services;

In evaluating our business, investors should carefully consider the information set forth above in "Item 1A. Company Risk Factors." We caution investors that our business and financial performance are subject to substantial risks and uncertainties. The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements which appear in this report beginning on page F-2.

INTRODUCTION

     In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for broadcast.com and its subsidiaries including:

     - what factors affect our business;

     - what our revenues and costs were in 1998, 1997 and 1996;

     - why those revenues and costs were different from the year before;

     - where our revenues came from;

     - how all of the above affects our overall financial condition; and

     - where cash will come from to provide working capital and to pay for future capital expenditures.

As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Operations, which appear on page F-4 of this report and which present the results of our operations for 1998, 1997 and 1996. In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items contained in the Consolidated Statements of Operations. Our analysis may be important to you in making decisions about your investments in broadcast.com.

OVERVIEW

     From our inception on May 19, 1995 through December 31, 1995, we had no revenues and our operating activities consisted primarily of investing in necessary network infrastructure and in the initial planning and development of our Web sites and operations.

     During 1996, we generated revenues from business services and advertising. Our operating activities were primarily as follows:

     - we continued to develop the network infrastructure required for large-scale streaming media broadcasts;

     - we continued to enhance our Web sites; and

     - we opened a sales office in New York.

     During 1997, we significantly increased revenues from business services and advertising. In addition, we began generating revenues from the sale of ad spots received from radio stations in exchange for broadcasting their programming over the Internet. Our operating activities were primarily as follows:

     - we continued to expand our network infrastructure;

     - we moved to a 28,000 square foot facility in Dallas, Texas;

     - we continued to enhance our Web sites; and

     - we added qualified personnel for sales, marketing, operations and general and administrative.

     In 1998, we added television advertising sales to our advertising revenues. Our operating activities were primarily as follows:

     - we continued to enhance our Web sites;

     - we expanded our customer and user base;

     - we hired regional sales managers and vice presidents;

     - we expanded our sales force into Los Angeles, San Francisco, Houston, Austin, Seattle, Toronto and Washington, D.C.;

     - we continued to expand our network infrastructure; and

     - we continued to expend significant resources as we further aggregated content by obtaining Internet broadcasting rights to audio and video programming.

We also completed our acquisition of Simple Network Communications, a provider of inexpensive Web-site hosting services to consumers and small businesses.

     Sales of business services and advertising are the main sources of our revenues. Included in business services revenues are fees for broadcasting live and on-demand events as well as hosting services. Also included are the cash payments the Company receives from radio and television stations in exchange for the Company broadcasting their programming over the Internet. We recognize business services revenues in the month in which we are to perform the service, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. We derive advertising revenues by selling gateway ads with guaranteed click-thrus, channel and event sponsorships and multimedia and traditional banner ads, as well as by selling ad spots received from radio and television stations in exchange for broadcasting their programming over the Internet and by selling prepaid advertising. We recognize advertising revenues in the period in which we display the advertisement on one of our Web pages, except for sponsorship sales, which we recognize ratably over the term of the sponsorship, provided that we have no significant obligations remaining and collection of the resulting receivable is probable.

     We have incurred significant losses since inception and, as of December 31, 1998, had an accumulated deficit of approximately $26.4 million. We believe that our success will depend largely on our ability to extend our leadership position as a leading source for streaming media programming and business services on the Web. Accordingly, we intend to invest heavily in order to:

     - enhance our sales and marketing;

     - acquire content; and

     - continue our development of our network infrastructure.

We expect to continue to incur substantial operating losses for the foreseeable future.

     In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced sequential quarterly growth in revenues, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Revenues

     Our total revenues increased $13.2 million, or 144.5%, to $22.4 million in 1998 from $9.1 million in 1997.

     Business Services. Our business services revenues increased $8.6 million, to $14.0 million in 1998 from $5.3 million in 1997. Business services revenues represented 62.4% of total revenues in 1998 and 58.3% of total revenues in 1997. The increase in our business services revenues was due primarily to (i) an increase in the number of business services events we broadcast to 1,643 events in 1998 from 740 events in 1997 and (ii) an increase in the number of customer Web sites hosted by SimpleNet.

     Advertising. Our advertising revenues increased $4.6 million, to $8.4 million in 1998 from $3.8 million in 1997. Advertising revenues represented 37.6% of total revenues in 1998 and 41.7% of total revenues in 1997. Our bartered Web advertising revenues increased $153,000, or 15.0%, to $1.2 million in 1998 from $1.0 million in 1997, and represented 5.2% of total revenues in 1998 and 11.1% of total revenues in 1997. The increase in our advertising revenues was due primarily to an increase in ads we sold to existing and new advertisers on our Web sites, including gateway ads, which we began selling in the first quarter of 1997 and increased sales of ad spots we acquired by licensing additional radio and television stations.

     Operating Expenses

     Production Costs. Our production costs increased $1.5 million, or 49.7%, to $4.4 million in 1998 from $3.0 million in 1997. These expenses increased primarily because of increased production costs necessitated as we broadcast additional business services events; increased royalty license fees; sales of prepaid advertising credits; and increased bartered Web advertising expenses. Excluding both the revenues and expenses associated with bartered Web advertising transactions, our production costs decreased to 15.3% of total revenues in 1998 from 23.8% of total revenues in 1997.

     Operating and Development. Our operating and development expenses increased $9.5 million, to $15.0 million in 1998 from $5.5 million in 1997. The increase was due primarily to expenditures for (i) data communications as user traffic increased, (ii) operations personnel to handle additional broadcasts of our additional content, (iii) software license fees as our network infrastructure expanded and (iv) content license fees in order to acquire additional content. As our user traffic increases and as the number of business services events we produce increases, we expect these expenditures to increase.

     Sales and Marketing. Our sales and marketing expenses increased $7.6 million, to $11.8 million in 1998 from $4.2 million in 1997. The increase was due primarily to growth in our sales force and marketing staff and increased advertising expenses.

     General and Administrative. Our general and administrative expenses increased $2.6 million, to $4.5 million in 1998 from $1.9 million in 1997. The increase was due primarily to increases in expenses necessary to support our growth such as increased personnel expenses, increased professional fees and increased building expenses.

     Depreciation and Amortization. Our depreciation and amortization expenses increased $1.9 million, to $3.4 million in 1998 from $1.4 million in 1997. These expenses increased primarily because we added property and equipment as we expanded our network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in our personnel.

     Merger Costs. In 1998, we incurred $1.5 million in merger costs related to our acquisition of SimpleNet. These costs consisted primarily of legal and accounting fees, underwriting commissions and certain other expenses directly related to the acquisition.

     Interest and Other Income

     Interest and other income consists primarily of interest earnings on our cash and cash equivalents. Interest and other income increased approximately $1.7 million, to $1.9 million in 1998 from $213,000 in 1997. The increase was due primarily to interest we earned from the investment of higher cash and cash equivalent balances which were derived from sales of Common Stock in December 1997 and our initial public offering in July 1998.

     Interest Expense

     Our interest expense increased $122,000, to $196,000 in 1998 from $74,000 in 1997. The increase was due to interest related to additional capital leases we entered into during 1998, which were paid off in December 1998.

     Provision For Income Taxes

     Provision for income taxes was $0 in 1998 compared to $43,000 in 1997 as our subsidiary incurred taxable income during 1997.

  YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Revenues

     Our total revenues increased $7.1 million, or 346.5%, to $9.1 million in 1997 from $2.0 million in 1996.

     Business Services. Our business services revenues increased $4.4 million, to $5.3 million in 1997 from $958,000 in 1996. Business services revenues represented 58.3% of total revenues in 1997 and 46.8% of total revenues in 1996. The increase in business services revenues was due primarily to (i) an increase in the number of business services events we broadcast to 740 events in 1997 from 238 events in 1996 and (ii) an increase in the number of customer Web sites hosted by SimpleNet.

     Advertising. Our advertising revenues increased $2.7 million, to $3.8 million in 1997 from $1.1 million in 1996. Advertising revenues represented 41.7% of total revenues in 1997 and 53.2% of total revenues in 1996. Our bartered Web advertising revenues increased $379,000, or 59.4%, to $1.0 million in 1997 from $638,000 in 1996, and represented 11.1% of total revenues in 1997 and 31.1% of total revenues in 1996. The increase in our advertising revenues was due primarily to an increase in ads we sold to existing and new advertisers on our Web sites, including gateway ads, which we began selling in the first quarter of 1997 and increased sales of ad spots we acquired by licensing additional radio and television stations.

     Operating Expenses

     Production Costs. Our production costs increased $1.6 million, or 126.7%, to $2.9 million in 1997 from $1.3 million in 1996. These expenses increased primarily because of increases in sales of prepaid advertising credits, bartered Web advertising expenses and production and personnel costs required to broadcast additional business services events. Excluding both the revenues and expenses associated with bartered Web advertising transactions, our production costs decreased to 23.8% of total revenues in 1997 from 47.0% of total revenues in 1996.

     Operating and Development. Our operating and development expenses increased $3.8 million, to $5.4 million in 1997 from $1.6 million in 1996. The increase primarily resulted from expenditures for (i) data communications as user traffic increased, (ii) operations personnel to handle additional broadcasts we made of additional content and (iii) content license fees in order to acquire additional content.

     Sales and Marketing. Our sales and marketing expenses increased $3.4 million, to $4.2 million in 1997 from $768,000 in 1996. The increase was due primarily to growth in our sales force and marketing staff.

     General and Administrative. Our general and administrative expenses increased $1.1 million, to $1.9 million in 1997 from $841,000 in 1996. These expenses increased because of increases in expenses necessary to support our growth such as personnel expenses, professional fees and building expenses.

     Depreciation and Amortization. Our depreciation and amortization expenses increased $854,000, to $1.4 million in 1997 from $562,000 in 1996. These expenses increased primarily because we added property and equipment as we expanded our network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in personnel.

     Interest and Other Income

     Interest and other income increased $137,000, to $213,000 in 1997 from $76,000 in 1996 due to interest earned on higher cash and cash equivalent balances.

     Interest Expense

     Our interest expense increased $70,000, to $74,000 in 1997 from $4,000 in 1996. The increase was due to interest related to additional capital leases we entered into during 1997.

     Provision For Income Taxes

     Provision for income taxes was $43,000 in 1997 compared to $25,000 in 1996 as our subsidiary had higher taxable income in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through sales of Common Stock and warrants. Net proceeds from these sales from inception to December 31, 1998 have totaled approximately $84.3 million. At December 31, 1998, our principal source of liquidity was approximately $49.7 million of cash and cash equivalents. In April 1998, we entered into an operating lease facility which provides for up to $2.5 million for equipment leasing, of which we have utilized approximately $814,000 as of December 31, 1998. In addition, in December 1997 we entered into a line of credit which allows us to borrow up to $2.5 million for working capital needs and equipment purchases. The line of credit expired in 1998.

     We used net cash in our operating activities equaling $11.6 million in 1998; $5.9 million in 1997; and $4.2 million in 1996. The net cash we used in our operating activities in 1998, 1997 and 1996 was primarily attributable to net losses, offset in part by increases in accounts payable, accrued liabilities and deferred revenue.

     We used net cash in our investing activities equaling: $6.0 million in 1998; $3.2 million in 1997; and $1.4 million in 1996. The net cash we used in our investing activities in 1998, 1997 and 1996 was related primarily to purchases of property and equipment.

     Our financing activities provided net cash equaling $46.0 million in 1998; $25.9 million in 1997; and $10.0 million in 1996. The net cash provided by our financing activities resulted primarily from sales of Common Stock.

     In July 1998, we completed a public offering of 5,375,000 shares of Common Stock resulting in net proceeds of approximately $43.2 million. We believe that current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements. We can make no assurance that we will able to obtain such additional financings, if needed, on terms attractive to us, if at all. Failure to raise capital when needed could adversely affect our business. If we raise additional funds through the issuance of equity securities, then-current broadcast.com stockholders would have their percentages of ownership of broadcast.com reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of Common Stock.

YEAR 2000 COMPUTER SYSTEMS AND SOFTWARE PRODUCTS READINESS

     Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations.

     With the assistance of an independent consultant, we have evaluated the Year 2000 readiness of the hardware and software utilized in our operations, including non-information technology operations, such as building security, voice mail and other systems. Our evaluation included:

     - the identification of internally utilized products;

     - checking of products' Year 2000 readiness; and

     - assessment of repair or replacement.

     Based on this assessment, we have determined that there are no material Year 2000 issues within our systems and services. A plan addressing the issues which were identified has been formulated, with implementation scheduled to be completed by the end of 1999.

     Since third parties developed and currently support many of the systems that we use, a significant part of this effort will be to ensure that these third-party systems are Year 2000 ready. We plan to confirm this compliance through a combination of the representation by these third parties of their products' Year 2000 readiness, as well as specific testing of these systems. The failure of systems maintained by third parties to be Year 2000 ready could cause us to incur significant expense to remedy any problems, reduce our revenues from such third parties or otherwise seriously damage our business. A significant Year 2000-related disruption of the network services or equipment that third-party vendors provide to us could also cause our users to consider seeking alternate providers or cause an unmanageable burden on our technical support.

     Additionally, we rely upon various governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. There is no assurance that such parties will not suffer a year 2000 business disruption, which could adversely affect our ability to conduct our business.

     Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of our normal business activities or operations.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1998, we had available net operating loss carryforwards totaling approximately $28.3 million, which expire beginning in 2011. Under the Tax Reform Act of 1986, our use of net operating loss carryforwards may be subject to limitations triggered by ownership changes which may have occurred or could occur in the future or limitations imposed by the separate return limitation year rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index of Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in the sections entitled "Management--Directors," "Management--Executive Officers," "Management--Section 16(a) Beneficial Ownership Reporting Compliance" and "Item 1--Election of Directors" contained in our Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1998 fiscal year and is incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the section entitled "Executive Compensation" contained in our Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1998 fiscal year and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1998 fiscal year and is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Management--Certain Transactions" contained in our Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1998 fiscal year and is incorporated by reference into this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  14(A)(1) FINANCIAL STATEMENTS

     Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

  14(A)(2) FINANCIAL STATEMENT SCHEDULES

                                                              PAGE IN THIS REPORT
                                                              -------------------
Schedule II -- Valuation and Qualifying Accounts............          S-2

     We have omitted all other financial statements and schedules not listed because they are not required or the information is given elsewhere in the Consolidated Financial Statements. We have omitted the financial statements of unconsolidated subsidiaries because, considered in the aggregate, they would not constitute a significant subsidiary.

  14(A)(3) EXHIBITS

     Please see the accompanying Index to Exhibits. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Requests should be directed to Belinda Johnson, Secretary, broadcast.com inc., 2914 Taylor Street, Dallas, Texas 75226.

  14(B) REPORTS ON FORM 8-K

     During the last quarter of 1998, we filed Current Reports on Form 8-K dated November 20, 1998 and December 15, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 30, 1999.

                                            broadcast.com inc.

                                            By:     /s/ TODD R. WAGNER
                                              ----------------------------------
                                              Name:           Todd R. Wagner
                                              Title:          Chief Executive
                                                Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd R. Wagner and Jack A. Riggs and each of them, his true and lawful attorneys-in-fact and agents, with full power and substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity indicated on March 30, 1999.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                 /s/ TODD R. WAGNER                         Chief Executive Officer (Principal Executive
-----------------------------------------------------         Officer) and Vice Chairman of the Board
                   Todd R. Wagner

                   /s/ MARK CUBAN                           Chairman of the Board and President
-----------------------------------------------------
                     Mark Cuban

                 /s/ STEVEN D. LEEKE                        Director
-----------------------------------------------------
                   Steven D. Leeke

                 /s/ JOSEPH W. AUTEM                        Director
-----------------------------------------------------
                   Joseph W. Autem

                  /s/ JACK A. RIGGS                         Chief Financial Officer (Principal Financial
-----------------------------------------------------         Officer and Principal Accounting Officer)
                    Jack A. Riggs                             and Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of broadcast.com inc.

     Our audits of the consolidated financial statements referred to in our report dated January 27, 1999, except as to Notes 3 and 11, which are as of March 15, 1999, appearing in broadcast.com inc.'s 1998 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for each of the three years in the period ended December 31, 1998, listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
January 27, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                   END OF
                    DESCRIPTION                      OF PERIOD     EXPENSE     DEDUCTIONS     PERIOD
                    -----------                      ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)

Year ended December 31, 1996
  Allowance for doubtful accounts..................    $   --       $   84       $ (49)      $    35
  Allowance against deferred tax asset.............       101        1,116          --         1,217
                                                       ------       ------       -----       -------
          Total....................................       101        1,200         (49)        1,252
                                                       ======       ======       =====       =======
Year ended December 31, 1997
  Allowance for doubtful accounts..................        35           86         (45)           76
  Allowance against deferred tax asset.............     1,217        2,483          --         3,700
                                                       ------       ------       -----       -------
          Total....................................     1,252        2,569         (45)        3,776
                                                       ======       ======       =====       =======
Year ended December 31, 1998
  Allowance for doubtful accounts..................        76          642        (479)          239
  Allowance against deferred tax asset.............     3,700        6,559          --        10,259
                                                       ------       ------       -----       -------
          Total....................................    $3,776       $7,201       $(479)      $10,498
                                                       ======       ======       =====       =======

                               BROADCAST.COM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements referred to below are as of December 31, 1998, and 1997 and for the years ended December 31, 1998, 1997 and 1996.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of broadcast.com inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of broadcast.com inc. and its subsidiaries, at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
January 27, 1999, except as to Notes 3 and 11
which are as of March 15, 1999

                               BROADCAST.COM INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Current assets:
  Cash and cash equivalents.................................  $ 49,680   $21,341
  Accounts receivable, net of allowance of $239 and $76,
     respectively...........................................     4,244     1,977
  Prepaid expenses..........................................       429     1,995
                                                              --------   -------
          Total current assets..............................    54,353    25,313
Property and equipment, net.................................     6,676     4,071
Intangible assets, net......................................       850       127
Other.......................................................       200       131
                                                              --------   -------
          Total assets......................................  $ 62,079   $29,642
                                                              ========   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Currents liabilities:
  Accounts payable..........................................  $  1,006   $   832
  Accrued liabilities.......................................     1,867       663
  Deferred revenue..........................................     1,135       355
  Capital lease obligations, current portion................        --       382
                                                              --------   -------
          Total current liabilities.........................     4,008     2,232
Capital lease obligations, less current portion.............        --       372
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, par $.01,
     none issued and outstanding............................        --        --
  Common stock, 60,000,000 shares authorized, par $.01,
     35,054,780 and 28,749,540 shares issued and
     outstanding, respectively..............................       243       180
  Additional paid-in capital................................    84,592    36,746
  Common stock subscribed...................................        --        45
  Deferred compensation.....................................      (387)       --
  Accumulated deficit.......................................   (26,377)   (9,933)
                                                              --------   -------
          Total stockholders' equity........................    58,071    27,038
                                                              --------   -------
          Total liabilities and stockholders' equity........  $ 62,079   $29,642
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
Revenues:
  Business services.........................................  $ 13,953   $ 5,338   $   958
  Advertising...............................................     8,419     3,811     1,091
                                                              --------   -------   -------
          Total revenues....................................    22,372     9,149     2,049
                                                              --------   -------   -------
Operating expenses:
  Production costs..........................................     4,415     2,950     1,301
  Operating and development.................................    14,955     5,460     1,621
  Sales and marketing.......................................    11,760     4,172       768
  General and administration................................     4,518     1,915       841
  Depreciation and amortization.............................     3,360     1,416       562
  Merger costs..............................................     1,534        --        --
                                                              --------   -------   -------
          Total operating expenses..........................    40,542    15,913     5,093
                                                              --------   -------   -------
          Net operating loss................................   (18,170)   (6,764)   (3,044)
Interest and other income...................................     1,922       213        76
Interest expense............................................      (196)      (74)       (4)
                                                              --------   -------   -------
  Loss before income tax provision..........................   (16,444)   (6,625)   (2,972)
Provision for income taxes..................................        --        43        25
                                                              --------   -------   -------
          Net loss..........................................  $(16,444)  $(6,668)  $(2,997)
                                                              ========   =======   =======
Basic and diluted net loss per share........................  $  (0.52)  $ (0.28)  $ (0.15)
                                                              ========   =======   =======
Shares used in the net loss per share calculations..........    31,911    24,157    19,754
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                            TOTAL
                                COMMON STOCK     ADDITIONAL     COMMON                                  STOCKHOLDERS'
                               ---------------    PAID-IN       STOCK        DEFERRED     ACCUMULATED      EQUITY
                               SHARES   AMOUNT    CAPITAL     SUBSCRIBED   COMPENSATION     DEFICIT       (DEFICIT)
                               ------   ------   ----------   ----------   ------------   -----------   -------------
Balance at December 31,
  1995.......................  12,060    $ 13     $    40        $ --         $  --        $   (268)      $   (215)
  Issuance of Common Stock...  11,005     110      10,703          --            --              --         10,813
  Net loss...................     --       --          --          --            --          (2,997)        (2,997)
                               ------    ----     -------        ----         -----        --------       --------
Balance at December 31,
  1996.......................  23,065     123      10,743          --            --          (3,265)         7,601
  Issuance of Common Stock...  5,685       57      25,283          --            --              --         25,340
  Common Stock subscribed....     --       --          --          45            --              --             45
  Issuance of warrants.......     --       --         720          --            --              --            720
  Net loss...................     --       --          --          --            --          (6,668)        (6,668)
                               ------    ----     -------        ----         -----        --------       --------
Balance at December 31,
  1997.......................  28,750     180      36,746          45            --          (9,933)        27,038
  Issuance of Common Stock...    839        8       3,875         (45)           --              --          3,838
  Exercise of stock options
    and warrants.............     91        1         322          --            --              --            323
  Issuance of compensatory
    stock options............     --       --         461          --          (387)             --             74
  Issuance of stock in public
    offering, net............  5,375       54      43,188          --            --              --         43,242
  Net loss...................     --       --          --          --            --         (16,444)       (16,444)
                               ------    ----     -------        ----         -----        --------       --------
Balance at December 31,
  1998.......................  35,055    $243     $84,592        $ --         $(387)       $(26,377)      $ 58,071
                               ======    ====     =======        ====         =====        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
Cash flows from operating activities:
  Net loss..................................................  $(16,444)  $(6,668)  $(2,997)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation...........................................     3,274     1,347       506
     Amortization...........................................        86        69        56
     Recognition of deferred compensation expense...........        74        45        --
     Provision for doubtful accounts........................       482        86        84
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (2,749)   (1,656)     (491)
       Prepaid expenses.....................................     1,566      (227)   (1,695)
       Other assets.........................................       (69)     (112)       (8)
       Accounts payable.....................................       175       701      (175)
       Accrued liabilities..................................     1,203       174       491
       Deferred revenue.....................................       781       297        57
                                                              --------   -------   -------
          Net cash used in operating activities.............   (11,621)   (5,944)   (4,172)
                                                              --------   -------   -------
Cash flows from investing activities:
  Purchases of business and other intangible assets.........      (875)       --        --
  Purchases of property and equipment.......................    (5,121)   (3,190)   (1,415)
                                                              --------   -------   -------
          Net cash used in investing activities.............    (5,996)   (3,190)   (1,415)
                                                              --------   -------   -------
Cash flows from financing activities:
  Proceeds from common stock issuances......................    47,080    25,340    10,049
  Proceeds from exercise of warrants and options............       323       720        --
  Proceeds from notes payable...............................       750        --        --
  Payment on notes payable..................................      (750)       --        --
  Payments on capital lease obligations.....................    (1,447)     (161)       --
  Payments on stockholder loans.............................        --        (7)      (25)
  Proceeds from stockholder loans...........................        --        --         4
  Purchase of treasury stock................................        --        --      (160)
  Proceeds from sale of treasury stock......................        --        --       160
                                                              --------   -------   -------
          Net cash provided by financing activities.........    45,956    25,892    10,028
                                                              --------   -------   -------
Net increase in cash and cash equivalents...................    28,339    16,758     4,441
Cash and cash equivalents at beginning of period............    21,341     4,583       142
                                                              --------   -------   -------
Cash and cash equivalents at end of period..................  $ 49,680   $21,341   $ 4,583
                                                              ========   =======   =======

              (See disclosure of noncash transactions in Note 2.)

  The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Cameron Audio Networks, Inc. ("Cameron") was incorporated and filed its Articles of Incorporation (the "Articles") with the Secretary of State of Texas on May 19, 1995. On May 15, 1996, Cameron purchased the rights to the name AudioNet and subsequently filed a Certificate of Incorporation to form AudioNet, Inc. ("AudioNet"), a new entity, in the state of Delaware, on September 19, 1996. On November 1, 1996, Cameron and AudioNet filed a Certificate of Merger, effectively a stock-for-stock merger, whereby Cameron merged with and into AudioNet, with AudioNet continuing as the surviving entity. Each share of Common Stock of Cameron was converted to one share of Common Stock of AudioNet, and Cameron ceased to exist at the date of such merger. Effective as of the date of the merger, the Common Stock of the Company was changed from no par value to par value of $0.01. The financial statements have been retroactively restated to reflect this reincorporation, except for the original issuance of founders' shares. Effective May 1998, the Company changed its name to broadcast.com inc. ("broadcast.com" or the "Company").

     On November 30, 1998, the Company acquired all of the outstanding capital stock of Simple Network Communications, Inc. ("SimpleNet"), a provider of inexpensive web-site hosting services to consumers and small businesses, pursuant to an Agreement and Plan of Reorganization, dated as of November 16, 1998 (the "Merger Agreement"), by and among the Company, SN Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and SimpleNet. In accordance with the terms of the Merger Agreement, SN Acquisition merged with and into SimpleNet, with SimpleNet as the surviving corporation (the "Merger"). All financial results include the Merger, which was accounted for as a pooling of interests (see Note 4).

     The Company aggregates content and is a broadcaster of streaming media programming on the Web with the network infrastructure and expertise to deliver or "stream" live and on-demand audio and video content on the Internet. The Company offers a comprehensive selection of live and on-demand audio and video programming on the Internet, including sports, talk and music radio, television, business events, full-length music CDs, news, commentary and full-length audio-books. The Company broadcasts on the Internet 24 hours a day seven days a week, and its programming includes radio stations, television stations and cable networks and game broadcasts and other programming for college and professional sports teams. The Company licenses such programming from content providers, in most cases under exclusive, multi-year agreements. The Company's Business Services Group also provides Internet and intranet broadcasting services to businesses and other organizations. These business services include turnkey production of press conferences, earnings conference calls, stockholder meetings, product introductions, training sessions, distance learning telecourses and media events.

2. SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               BROADCAST.COM INC.

  REVENUES

     The Company generates revenues through business services and advertising. Services paid for in advance are recorded as deferred revenue.

     Business Services. In 1998, 1997 and 1996, the Company derived 62%, 58% and 47%, respectively, of revenues from business services. Included in business services revenues are fees for broadcasting live and on-demand events as well as hosting services. Also included are the cash payments the Company receives from radio and television stations in exchange for the Company broadcasting their programming over the Internet. Business services revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

     Advertising. In 1998, 1997 and 1996, the Company derived 38%, 42% and 53%, respectively, of its revenues from the sale of advertisements. Included in advertising revenues are fees for Web advertising and also the sale of ad spots received from radio and television stations in exchange for the Company broadcasting their programming over the Internet. Bartered Web advertising revenues are derived from transactions in which the Company trades advertising on its Web sites in exchange for advertisements on the Web sites of other companies. Bartered Web advertising revenues are recognized at the fair market value of consideration received or provided, whichever is lower. If a barter agreement extends over the end of any accounting period, an asset and a liability are each recorded related to the fair value of the prepaid advertising expense and for advertisement obligations remaining at such period end. Because historically all bartered Web advertising agreements have been for periods not exceeding 30 days, all bartered Web advertising revenues are offset by an equal amount of bartered Web advertising expense in production costs. Bartered Web advertising revenues, which were $1.2 million in 1998, $1.0 million in 1997 and $638,000 in 1996, represented 14%, 27% and 59% of advertising revenues, or 5%, 11% and 31% of total revenues in 1998, 1997 and 1996, respectively. The corresponding expenses recorded for bartered Web advertising were $1.2 million, $1.0 million and $638,000 in 1998, 1997 and 1996, respectively. Advertising revenues are recognized in the period in which the advertisement is displayed on one of the Company's Web pages, except for sponsorship sales, which are recognized ratably over the term of the sponsorship, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The duration of the Company's advertising commitments has generally ranged from one week to one year.

     In 1998 and 1997, no customer accounted for more than 10% of revenues. In 1996, two customers of the Company each accounted for 10% of revenues, one of which is currently a stockholder.

  PRODUCTION COSTS

     Production costs consist primarily of event production costs, bartered Web advertising expenses, expenses from the sale of prepaid advertising credits, direct personnel expenses associated with event production and performance license fees.

  OPERATING AND DEVELOPMENT EXPENSES

     Operating and development expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, software and content license fees, operating supplies and overhead.

  SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of personnel expenses associated with the sale of the Company's business services and advertising, marketing of the Company's Web sites, related travel expenses and overhead.

                               BROADCAST.COM INC.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of administrative personnel expenses, professional fees, expenditures for applicable facilities costs and overhead.

  NET LOSS PER SHARE

     Basic net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("FAS 128") using the weighted average number of common shares outstanding. The provisions and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for all prior periods.

     Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented, as discussed in Note 8, were included in the computations of diluted earnings per share because they were antidilutive. See Note 8 for a list of options and warrants outstanding at December 31, 1998, 1997 and 1996 that were excluded from the diluted EPS computation because they were antidilutive.

  CASH EQUIVALENTS

     The Company considers investments with original maturity dates of 90 days or less to be cash equivalents. The carrying values of these investments are approximately equal to their fair market values at the end of the year.

  ADVERTISING EXPENSES

     Advertising expenses are either charged to operations when incurred or purchased in advance and capitalized for future use or sale and expensed as the advertising credits are used or sold. The cost of advertising used by the Company is charged to operations while the cost of advertising sold to customers is included in production costs.

  PREPAID EXPENSES

     In December 1997, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!"), an existing stockholder, to integrate their services and conduct certain joint marketing activities. Amounts paid under this agreement for prepaid advertising credits are capitalized and expensed as the advertising credits are utilized. Amounts paid under this agreement for the use, reproduction and display of the broadcast.com brand, page views received from Yahoo! for banner advertising, sponsorships and promotions for the Company are capitalized and expensed ratably over the term of the agreement, which terminated on January 31, 1999.

     In conjunction with a stock transaction with Premiere Radio Networks, Inc. ("Premiere"), the Company entered into an agreement in November 1996 to pay Premiere $2,000,000 in exchange for an equal value of advertising credits. The Company is required to utilize a minimum of $250,000 in each twelve-month period over a maximum of four years. The asset has been and will continue to be expensed in the period the advertising credits are utilized (see Advertising expenses). In 1998, 1997 and 1996, the Company utilized approximately $935,000, $780,000 and $285,000, respectively, in advertising credits.

     Prepaid advertising credits that will be utilized within the next twelve months are classified as current assets.

                               BROADCAST.COM INC.

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and is depreciated over its estimated useful life, ranging from one to five years. The Company provides for depreciation of assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Prior to 1996, capitalized software costs were being amortized over three years. However, in 1996, the Company changed the estimated life of all capitalized software costs to one year. The effect of this change was to increase the net loss during 1996 by approximately $240,000, or $0.01 per share. Leasehold improvements are amortized over the life of the lease using the straight-line method. Expenditures for maintenance and repairs are charged to operations in the period they are incurred.

     Long-lived assets held and used by the Company, or to be disposed of, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book value of the assets and the estimated fair value of the related assets. Based on its most recent analysis, the Company believes that no impairment of long-lived assets existed at December 31, 1998.

  INTANGIBLE ASSETS

     Intangible assets consist of certain transmission and digital programming distribution rights acquired under license agreements that are accounted for as a purchase of rights by the Company, as well as the excess of costs over net assets acquired and certain non-compete agreements related to the Merger. Assets and related liabilities associated with license agreements are reported at cost when the license period begins and the program material is available for distribution. Intangible assets are reported at the lower of unamortized cost or estimated net realizable value based on management's expectation of the assets' usefulness and are amortized on a straight-line basis over the asset's estimated useful life.

     In January 1996, the Company entered into an agreement to purchase a license from Universal Sports in exchange for 780,120 shares of Common Stock. The license provides the Company with the right to broadcast several college and university sports programs over the Internet. The license is stated at an historical cost of $195,000, less accumulated amortization of approximately $117,000 and $78,000 at December 31, 1998 and 1997, respectively, and is being amortized on a straight-line basis over a five-year period.

  FINANCIAL INSTRUMENTS

     As of December 31, 1998 and 1997, the fair values of the Company's accounts receivable and accounts payable and accrued liabilities approximate the related carrying values.

  ACCRUED LIABILITIES

     At December 31, 1998, accrued liabilities included approximately $429,000 in software license fees, approximately $412,000 in content license fees and approximately $300,000 in sales commissions payable.

     At December 31, 1997, accrued liabilities included approximately $368,000 in software license fees.

  INCOME TAXES

     The Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). FAS 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and

                               BROADCAST.COM INC.

liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's Common Stock at the date of grant over the amount the employee must pay to acquire the stock. Pro forma disclosure of net loss based on the provisions of FAS 123 is discussed in Note 8.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), was issued and is effective for fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that adoption of the standard will not have a material impact on the Company's consolidated results of operations or financial position.

     In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), was issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The Company believes that the adoption of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

     In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), was issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal use software. The Company believes that the adoption of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

     In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), was issued and was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As the Company operates and management monitors the results in only one operating segment, there are no additional disclosure requirements involved with the Company's adoption of this Statement.

     In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), was issued and was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Such items may include foreign currency translation adjustments,

                               BROADCAST.COM INC.

unrealized gains/losses from investing and hedging activities, and other transactions. As the Company has no components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996, there are no disclosure requirements currently required in the Company's financial statements as a result of the adoption of this statement.

  RECLASSIFICATIONS

     Certain reclassifications have been made for consistent presentation.

3. STOCK SPLITS

     A two-for-one split of the Company's Common Stock was effected in the form of a stock dividend in February 1999. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split.

     A sixty-for-one split of the Company's Common Stock was effected in the form of a stock dividend in April 1997. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the sixty-for-one stock split.

4. BUSINESS COMBINATIONS

     In November 1998, a wholly owned subsidiary of the Company merged with SimpleNet by exchanging 821,618 shares of the Company's Common Stock for all of the common stock of SimpleNet. Stockholders of SimpleNet received 398.457 shares of the Company's Common Stock for each share of SimpleNet common stock in the merger, which has been accounted for as a pooling of interests. All data presented in the accompanying financial statements has been restated to reflect the merger.

     Under the terms of the Merger Agreement and the related Escrow Agreement dated November 30, 1998, a total of 41,080 shares of Common Stock will be held in escrow for the purpose of indemnifying the Company against certain liabilities of SimpleNet. Such escrow will terminate on March 31, 1999.

     There were no material transactions between the Company and SimpleNet prior to the combination, and immaterial adjustments were recorded to conform SimpleNet's accounting policies to those of the Company. Merger related costs of $1,534,000 related primarily to legal and accounting fees, underwriting commissions and certain other expenses related directly to the Merger were recorded as a result of the transaction. The following information presents certain statement of operations data of the separate companies (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1998      1997     1996
                                                            -------   ------   ------
Revenues
  Broadcast.com...........................................  $17,654   $6,856   $1,756
  SimpleNet...............................................    4,718    2,293      293
                                                            -------   ------   ------
          Combined........................................  $22,372   $9,149   $2,049
                                                            =======   ======   ======
Net loss
  Broadcast.com...........................................  $14,290   $6,474   $2,989
  SimpleNet...............................................    2,154      194        8
                                                            -------   ------   ------
          Combined........................................  $16,444   $6,668   $2,997
                                                            =======   ======   ======

     On April 1, 1998, the Company purchased certain Web site design and development assets from CreateTech, Inc. ("CreateTech assets") for an aggregate purchase price of $400,000. The acquisition was accounted for as a purchase, whereby the excess purchase price over the net assets acquired has been recorded

                               BROADCAST.COM INC.

based upon the fair market values of assets acquired and liabilities assumed. The approximate fair value of property and equipment acquired at the date of acquisition was $65,000. The excess purchase price over the net assets acquired is being amortized on a straight-line basis over a ten-year period. Accumulated amortization totaled $25,000 at December 31, 1998. The Company's consolidated statements of operations include the results of the operations of the CreateTech assets since April 1, 1998. The operations of the CreateTech assets are not significant to the Company's operations.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Computer hardware...........................................  $ 8,373   $ 4,335
Computer software...........................................      935       588
Furniture and equipment.....................................      678       232
Leasehold improvements......................................    1,636       792
                                                              -------   -------
                                                               11,622     5,947
Accumulated depreciation....................................   (4,946)   (1,876)
                                                              -------   -------
                                                              $ 6,676   $ 4,071
                                                              =======   =======

     Computer software represents software purchased from outside vendors for internal use and is being amortized over one year. Assets under capital leases totaling $914,000 at December 31, 1997 were purchased by the Company in 1998.

6. COMMITMENTS AND CONTINGENCIES

     A summary of future minimum lease payments under operating leases for buildings and equipment as of December 31, 1998 is as follows (in thousands):

              FISCAL YEAR ENDING DECEMBER 31,
              -------------------------------
  1999......................................................   $  949
  2000......................................................      611
  2001......................................................      393
  2002......................................................      317
  2003 and thereafter.......................................      748
                                                               ------
          Total.............................................   $3,018
                                                               ======

     Rental expense of approximately $523,000, $260,000 and $28,000 was incurred during 1998, 1997 and 1996, respectively.

     In December 1997, the Company entered into an agreement with Yahoo! to integrate their services and conduct certain joint marketing activities. In December 1997, the Company paid Yahoo! $1,000,000, representing a prepaid advertising credit (see Note 2). The Company agreed to pay Yahoo! an additional $1,500,000 in 1998, pursuant to which Yahoo! agreed to promote broadcast.com programming on its Web site. The Company has paid all amounts due and the agreement terminated on January 31, 1999.

     In December 1997, the Company entered into a line of credit, which provides for borrowings of up to $2,500,000 for working capital needs and equipment purchases. The Company's right to make borrowings under the line of credit can be terminated by the lender upon the occurrence of a default by the Company, including an uncured failure to pay principal or interest due under the facility, certain breaches of the representations and warranties made by the Company in connection with the establishment of the line of credit, and certain insolvency events of the Company. The Company is obligated to pay monthly interest on

                               BROADCAST.COM INC.

amounts outstanding under the line of credit, but no commitment fee is payable by the Company with respect to unaccessed funding capacity. The agreement expired in 1998.

     Pursuant to an agreement with Capitol Radio Network, Inc. ("Capitol"), the Company is obligated to purchase a minimum of $75,000 of advertising spots from Capitol each year during the term of the agreement which began in February 1997 and which expires on December 31, 2000.

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.

7. INCOME TAXES

     The components of income tax expense for the years ended December 31, 1998, 1997, and 1996 are (in thousands):

                                                              1998   1997   1996
                                                              ----   ----   ----
Current:
  Federal...................................................   --    $34    $18
  State.....................................................   --      9      7
                                                               --    ---    ---
                                                               --     43     25
Deferred:
  Federal...................................................   --     --     --
  State.....................................................   --     --     --
                                                               --    ---    ---
                                                               --     --     --
                                                               --    ---    ---
Provision for income taxes..................................   --    $43    $25
                                                               ==    ===    ===

                               BROADCAST.COM INC.

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset has been fully reserved because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. Included in the deferred tax asset and valuation allowance is approximately $172,000 resulting from the exercise of stock warrants which will be credited to additional paid-in-capital when realized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 10,451   $ 3,797
  Intangible amortization...................................        59        35
  Depreciation..............................................       438       124
  Deferred revenue..........................................       161       101
  Other.....................................................        46        12
                                                              --------   -------
  Gross deferred tax assets.................................    11,155     4,069
Deferred tax liabilities:
  Accrual to cash adjustment................................       576       368
  Capital leases............................................       320         1
                                                              --------   -------
Net deferred tax assets.....................................    10,259     3,700
Valuation allowance.........................................   (10,259)   (3,700)
                                                              --------   -------
Deferred tax balance........................................  $     --   $    --
                                                              ========   =======

     The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                              1998   1997   1996
                                                              ----   ----   ----
Federal tax benefit at statutory rate.......................  (34)%  (34)%  (34)%
State taxes, net of federal benefit.........................   (3)%   (4)%   (4)%
Adjustment due to increase in valuation allowance...........   37%    39%    39%
                                                              ---    ---    ---
Provision for income taxes..................................    -%     1%     1%

     As of December 31, 1998, the Company has available net operating loss carryforwards totaling approximately $28,270,000 which expire beginning in 2011. Utilization of net operating loss carryforwards may be limited by ownership changes which may have occurred or could occur in the future and by the separate return limitation year ("SRLY") rules.

8. STOCK PLANS

     The Company's 1998 Stock Option Plan for employees and consultants was approved by the Board of Directors in August 1997 and approved by the stockholders of the Company in June 1998, and, as amended, authorizes the grant of up to 5,600,000 shares of the Company's Common Stock in the form of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). The plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Options typically expire 10 years from the date of grant, and become exercisable in installments of 20% per year commencing one year from the date of grant, or over such other vesting period determined by the Committee. Compensation expense is recorded and amortized over the options' vesting period for options granted to consultants. The amount of compensation expense is calculated based on the fair value of the options determined using the Black-Scholes Option Pricing

                               BROADCAST.COM INC.

Model. Shares issued for such options come from the Company's authorized but unissued or reacquired Common Stock.

     The Company's 1996 Stock Option Plan for employees and consultants was approved by the Board of Directors and stockholders of the Company in April 1996 and authorizes the grant of up to 2,880,000 shares of the Company's Common Stock in the form of ISOs and NSOs. The plan is administered by the Committee. Options typically expire 10 years from the date of grant, and under Committee policy become exercisable in installments of 20% per year commencing one year from the date of grant, or over such other vesting period determined by the Committee. Shares issued for such options come from the Company's authorized but unissued or reacquired Common Stock. Effective August 19, 1997, the Company discontinued the 1996 Stock Option Plan.

     The Company's 1996 Stock Option Plan for Non-Employee Directors, which was approved by the Board of Directors and the stockholders in April 1996, authorizes the grant of up to 300,000 shares of the Company's Common Stock in the form of ISOs and NSOs. The plan is administered by the Committee. Options typically expire 10 years from the date of grant, and under Committee policy become exercisable in installments of 50% per year commencing one year from the date of grant, or over such other vesting period determined by the Committee. Shares issued for such options come from the Company's authorized but unissued or reacquired Common Stock. During 1998, the Company granted to non-employee directors options to purchase 30,000 shares of Common Stock at an exercise price of $4.95 per share and options to purchase 34,800 shares of Common Stock at an exercise price of $9.00 per share. During 1996, the Company granted to a non-employee director an option to purchase 30,000 shares of Common Stock at an exercise price of $0.54 per share. At December 31, 1998 and December 31, 1997, 79,800 and 30,000, respectively, of these options were outstanding.

     If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards issued in 1998, 1997 and 1996 consistent with the provisions of FAS 123, then the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                           1998      1997      1996
                                                         --------   -------   -------
Net loss -- as reported (in thousands).................  $(16,444)  $(6,668)  $(2,997)
Net loss -- pro forma (in thousands)...................   (18,319)   (6,872)   (3,034)
Basic and diluted net loss per share -- as reported....     (0.52)    (0.28)    (0.15)
Basic and diluted net loss per share -- pro forma......     (0.57)    (0.28)    (0.15)

     The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $20.82, $1.08 and $0.43 per option, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                         1998        1997        1996
                                                       ---------   ---------   ---------
Dividend yield.......................................         --          --          --
Expected volatility..................................      80.2%          --          --
Risk-free rate of return.............................       4.9%        5.9%        6.2%
Expected life........................................  3.0 years   3.0 years   3.0 years
Expected forfeiture rate.............................      15.0%       15.0%          --

                               BROADCAST.COM INC.

     The following table summarizes activity under the Company's stock option plans during the years ended December 31, 1998 1997 and 1996:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                  OPTIONS    EXERCISE PRICE   EXERCISE PRICE
                                                 ---------   --------------   --------------
Outstanding at December 31, 1995...............         --
  Granted......................................  1,416,614   $ 0.54 - 9.00        $ 1.57
                                                 ---------
Outstanding at December 31, 1996...............  1,416,614     0.54 - 9.00          1.57
  Granted......................................  2,554,132     3.40 - 8.05          3.41
  Forfeited....................................   (174,080)    1.35 - 3.40          3.14
                                                 ---------
Outstanding at December 31, 1997...............  3,796,666     0.54 - 9.00          2.74
  Granted......................................  4,084,568    4.71 - 38.13         19.44
  Exercised....................................    (59,364)    1.35 - 4.95          3.65
  Forfeited....................................   (312,754)   0.54 - 25.75          3.88
                                                 ---------
Outstanding at December 31, 1998...............  7,509,116    0.54 - 38.13         11.77
                                                 =========
Options exercisable at December 31, 1998.......  1,304,606   $0.54 - 27.88        $ 3.14

     The following table summarizes information about stock options outstanding as of December 31, 1998:

                                WEIGHTED AVERAGE
                    NUMBER         REMAINING         NUMBER
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE
---------------   -----------   ----------------   -----------
    $ 0.54            15,000        7.4 years         15,000
      1.35         1,280,800        7.4 years        505,360
      1.67            12,000        7.9 years          4,800
      3.40         2,184,880        8.5 years        542,394
      4.03             6,240        8.0 years          1,248
      4.71           858,122        9.3 years         73,722
      4.95           463,000        9.4 years        103,000
      8.05             6,240        8.0 years          1,248
      9.00           176,134        9.1 years         47,834
     20.22            65,000        9.7 years              0
     20.97            55,000        9.8 years              0
     25.75           107,500        9.8 years              0
     27.88         1,981,200        9.9 years         10,000
     38.13            32,000       10.0 years              0
     38.82           266,000       10.0 years              0

     In addition to the option activity described above, in September 1996, the Company issued a warrant to purchase 31,920 shares of Common Stock at an exercise price of $3.40 per share, which was subsequently exercised in July 1998. In February and December 1997, the Company issued 294,240 and 318,472 warrants, respectively, for the purchase of Common Stock to two participants in private placement offerings at exercise prices of $3.40 and $4.71, respectively (see Note 9).

     During May 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the Plan). Under the Plan, eligible employees may purchase shares of the Company's Common Stock at a discount through voluntary monthly payroll deductions with a maximum contribution being 10% of an eligible employee's salary, beginning in August 1998. Semi-annually, on February 15 and August 15, participant

                               BROADCAST.COM INC.

account balances are used to purchase shares at the lesser of 85 percent of the fair market value of the Common Stock on either the first or last day of the subscription period.

     The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company did not make matching contributions to the plan in 1998, 1997 or 1996.

9. STOCKHOLDERS' EQUITY

     The Company completed an initial public offering in July 1998. The Company's Registration Statement on Form S-1 with respect to the initial public offering was declared effective on July 16, 1998, and the Company's stock began trading on the Nasdaq National Market under the symbol BCST on July 17, 1998. The Company sold 5,375,000 shares of Common Stock at a per share price of $9.00. Net proceeds to the Company, after deduction of the underwriting discount and related expenses, were approximately $43.2 million. A selling shareholder also sold 375,000 shares at a per share price of $9.00. Net proceeds to the shareholder after deduction of the underwriting discount was approximately $3.1 million. The Company did not receive any proceeds from the sale of shares by the selling shareholder.

     The Company granted to certain owners of Common Stock preemptive rights that expired immediately prior to the Company's initial public offering.

     In March 1998, the Company issued 814,332 shares of Common Stock to new and existing stockholders for $3,835,504 or $4.71 per share.

     In December 1997, the Company issued 4,591,570 shares of Common Stock for $21,626,294 or $4.71 per share to new and existing stockholders, including Motorola, Intel and Yahoo! In connection with these transactions, the two largest stockholders agreed to vote their shares so as to elect a second nominee of Motorola to the Board of Directors and the Company issued a warrant to Yahoo! for approximately $600,000 representing the right to purchase 318,472 shares of the Company's Common Stock at a strike price of $4.71 per share or $1,500,000. The warrant is exercisable immediately and expires on December 30, 2000.

     Between September 1996 and May 1997, the Company issued a total of 3,741,360 shares of Common Stock to new and existing stockholders, including Motorola and Intel, for approximately $3.40 per share or $12,712,830. In connection with Motorola's investment in September 1996, the two largest stockholders agreed to vote their shares so as to elect a nominee of Motorola to the Board of Directors. In February 1997, the Company issued a warrant to Intel for $120,000 representing the right to acquire 294,240 shares of the Company's Common Stock at a price of $3.40 per share, or $1,000,416. Under the terms of the warrant, the right to acquire 117,720 shares is exercisable immediately and expires on February 23, 2004. However, the right to acquire the remaining 176,520 shares of the Company's Common Stock at $3.40 per share did not vest and expired on June 30, 1998. In addition, an underwriting fee related to certain of these transactions totaling approximately $365,000 was recorded as a reduction in additional paid-in capital.

     In July 1996, the Company repurchased 240,000 shares of Common Stock from Cameron for $0.67 per share or $160,000 and subsequently resold these shares to new and existing stockholders for $0.67 per share.

     In June 1996, the Company issued 998,160 shares of Common Stock to new and existing stockholders for $536,012 or approximately $0.54 per share.

     Between January and March 1996, the Company issued a total of 6,561,120 shares of Common Stock to new and existing stockholders of the Company for $0.25 per share or $1,640,280.

                               BROADCAST.COM INC.

10. RELATED PARTY TRANSACTIONS

     The Company and Motorola, a stockholder of the Company, entered into a Negotiation Rights Agreement in September 1996 pursuant to which the Company agreed to offer Motorola a non-exclusive license to certain of its technologies as well as certain rights of notice and first negotiation with Motorola regarding licenses that the Company proposes to grant to other parties. In connection with this agreement, the Company, Motorola, and the two largest stockholders entered into a stockholders agreement pursuant to which Motorola was granted representation rights on the Company's Board of Directors and certain tag-along rights with respect to certain sales of shares by the two largest stockholders after the date of the Offering. Motorola is also a customer of the Company, to which the Company provides business services. These relationships with Motorola have generated revenues for the Company of $406,000 and $10,000 for the twelve months ending December 31, 1998 and 1997, respectively.

11. SUBSEQUENT EVENTS

     In February 1999, the Company announced an agreement with Trimark Holdings, Inc. in which the Company will license Trimark's library of films for distribution over the Internet. Under the terms of the agreement, Trimark will exchange 9% of its common stock (412,363 shares) for the equivalent dollar value of the Company's Common Stock (45,858 shares). The transaction, which is subject to certain conditions, is expected to be completed in the first quarter of 1999. This agreement will be accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     In January 1999, the Company and Softbank Corp., Japan's largest distributor of software and computer technology publications, announced plan to form a joint venture to launch broadcast.com japan. The new company will aggregate and broadcast Japanese language-based audio and video programming to Internet users, and will also sell the Company's Internet and intranet broadcasting services to business customers in Japan. The joint venture will be accounted for using the equity method of accounting as the Company owns 40% of the joint venture. The Company's investment was funded by a note payable to Softbank Corp.

     In March 1999, a newly formed subsidiary of the Company merged with Net Roadshow, Inc., a provider of Internet initial public offerings and other financial roadshow services by exchanging 929,094 shares of its Common Stock for all of the common stock of Net Roadshow. Stockholders of Net Roadshow received
92.218 shares of the Company's Common Stock for each share of Net Roadshow common stock in the merger, which has been accounted for as a pooling of interests.

                               BROADCAST.COM INC.

     There were no material transactions between the Company and Net Roadshow prior to the combination, and immaterial adjustments were recorded to conform Net Roadshow's accounting policies to those of the Company. The following information presents certain statement of operations data of the separate companies (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1998      1997      1996
                                                         --------   -------   -------
Revenues
  Broadcast.com........................................  $ 22,372   $ 9,149   $ 2,049
  Net Roadshow.........................................     1,898        30        --
                                                         --------   -------   -------
     Combined..........................................  $ 24,270   $ 9,179   $ 2,049
                                                         ========   =======   =======
Net income (loss)
  Broadcast.com........................................  $(16,444)  $(6,668)  $(2,997)
  Net Roadshow.........................................       984      (133)       --
                                                         --------   -------   -------
     Combined..........................................  $(15,460)  $(6,801)  $(2,997)
                                                         ========   =======   =======
Loss per share
  Broadcast.com........................................  $  (0.52)  $ (0.28)  $ (0.15)
     Combined..........................................  $  (0.47)  $ (0.28)  $ (0.15)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Reorganization, dated as of
                            November 16, 1998, by and among broadcast.com inc., SN
                            Acquisition, Inc. and Simple Network Communications, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K dated November 30,
                            1998).
           2.2           -- Agreement and Plan of Reorganization, dated as of January
                            28, 1999, by and among Net Roadshow, Inc., NRS
                            Acquisition, Inc. and the Company.
           3.1           -- Restated Certificate of Incorporation of the Company, as
                            amended (filed June 19, 1996) (incorporated by reference
                            to Exhibit 3.1 to the Company's Registration Statement on
                            Form S-1/A Amendment No. 1 to Form S-1, Registration No.
                            333-52877).
           3.1.1         -- Restated Certificate of Incorporation (filed June 23,
                            1998) (incorporated by reference to Exhibit 3.1.1 to the
                            Company's Registration Statement on Form S-1/A Amendment
                            No. 1 to Form S-1, Registration No. 333-52877).
           3.2           -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                            Statement on Form S-1, Registration No. 333-52877).
           3.2.1         -- Amendment to Amended and Restated Bylaws of the Company
                            (incorporated by reference to Exhibit 3.2.1 to the
                            Company's Registration Statement on Form S-1/A Amendment
                            No. 1 to Form S-1, Registration No. 333-52877).
           4.1           -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1/A Amendment No. 1 to Form S-1,
                            Registration No. 333-52877).
         *10.1.1         -- Employment Agreement, dated as of June 15, 1998, between the Company and Todd R. Wagner (incorporated by reference
                            to Exhibit 10.1.1 to the Company's Registration Statement
                            on Form S-1/A Amendment No. 1 to Form S-1, Registration
                            No. 333-52877).
         *10.1.2         -- Employment Agreement, dated as of June 15, 1998, between the Company and Mark Cuban (incorporated by reference to
                            Exhibit 10.1.2 to the Company's Registration Statement on
                            Form S-1/A Amendment No. 1 to Form S-1, Registration No.
                            333-52877).
          10.2.1         -- Stock Purchase Agreement, dated as of September 4, 1996, between the Company and Motorola, Inc. (incorporated by
                            reference to Exhibit 10.2.1 to the Company's Registration
                            Statement on Form S-1, Registration No. 333-52877).
          10.2.2         -- Stock Purchase Agreement, dated as of November 15, 1996, between the Company and Premiere Radio Networks, Inc.
                            (incorporated by reference to Exhibit 10.2.2 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
          10.3           -- First Amended and Restated Registration Rights Agreement,
                            dated as of February 24, 1997 among the Company,
                            Motorola, Inc., Premiere Radio Networks, Inc., Capitol
                            Radio Network, Inc., Intel Corporation and HMTF AudioNet
                            Investors, as amended by the Addendum to First Amended
                            and Restated Registration Rights Agreement dated as of
                            December 30, 1997, among the Company, Yahoo! Inc.,
                            Motorola, Inc. and Intel Corporation (incorporated by
                            reference to Exhibit 10.3 to the Company's Registration
                            Statement on Form S-1, Registration No. 333-52877).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.4           -- Stockholders Agreement, dated as of September 4, 1996,
                            among the Company, Motorola, Inc., Todd R. Wagner and
                            Mark Cuban, as amended by Amendment No. 1 on December 30,
                            1996 and Amendment No. 2 on December 19, 1997
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
          10.5           -- December Stockholders Agreement, dated as of December 31,
                            1996, among the Company, Todd R. Wagner, Mark Cuban, HMTF
                            AudioNet Investors, Motorola, Inc., Premiere Radio
                            Networks, Inc., as amended by an Addendum to December
                            Stockholders Agreement dated February 24, 1997, between
                            Intel Corporation, the Company, Todd R. Wagner and Mark
                            Cuban, and as further amended by an Addendum to December
                            Stockholders Agreement dated December 30, 1997, between
                            Yahoo! Inc., the Company, Todd R. Wagner and Mark Cuban
                            (incorporated by reference to Exhibit 10.5 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
         +10.6           -- Network Radio Sales Representation Agreement dated as of
                            November 15, 1996, between the Company and Premiere Radio
                            Networks, Inc. (incorporated by reference to Exhibit 10.6
                            to the Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
         *10.7           -- The Company's 1998 Employee Stock Purchase Plan
                            (incorporated by reference to Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
         *10.8           -- The Company's 1996 Stock Option Plan (incorporated by
                            reference to Exhibit 10.8 to the Company's Registration
                            Statement on Form S-1, Registration No. 333-52877).
         *10.9           -- The Company's 1998 Stock Option Plan (incorporated by
                            reference to Exhibit 10.9 to the Company's Registration
                            Statement on Form S-1/A Amendment No. 1 to Form S-1,
                            Registration No. 333-52877).
         *10.10          -- Form of the Company's Stock Option Agreement under the
                            1998 Stock Option Plan (incorporated by reference to
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1, Registration No. 333-52877).
         *10.11          -- The Company's 1996 Non-Employee Directors Stock Option
                            Plan (incorporated by reference to Exhibit 10.11 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
         +10.12          -- RealNetworks License Agreement, dated as of January 1,
                            1998, between the Company and RealNetworks, Inc.
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
         +10.13          -- Media Player License Agreement, dated as of January 1,
                            1998, between the Company and Microsoft Corporation
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
          10.14          -- Form of Directors and Officers Indemnification Agreement
                            (incorporated by reference to Exhibit 10.14 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
          10.15          -- Lease Agreement, dated as of December 2, 1996, between
                            the Company and George W. Lollis and Daisy Lollis
                            (incorporated by reference to Exhibit 10.15 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
          10.16          -- Master Lease of Personal Property No. 3769, dated April
                            15, 1998, between the Company and Charter Financial, Inc.
                            (incorporated by reference to Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.17          -- The Security and Loan Agreement (Accounts Receivable),
                            dated December 15, 1997, between the Company and Imperial
                            Bank (incorporated by reference to Exhibit 10.17 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-52877).
          10.18          -- Imperial Bank Note, dated December 15, 1997, between the
                            Company and Imperial Bank (incorporated by reference to
                            Exhibit 10.18 to the Company's Registration Statement on
                            Form S-1, Registration No. 333-52877).
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of PricewaterhouseCoopers LLP.
          24.1           -- Power of Attorney (please see signature page of this
                            report).
          27.1           -- Financial Data Schedule.

---------------

+ Information contained in such agreement has been omitted in connection with a confidential treatment request, marked with asterisks and filed separately with the Commission.

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.