Form 10-K405/A
period 1998-12-31
BROADCAST COM INC
filed 1999-04-27
CIK 1061236

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

    As of March 15, 1999, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $1,603,830,196 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market on such date. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant are deemed to be owned by affiliates.

    As of March 15, 1999, the number of shares of the registrant's Common Stock outstanding was 36,781,981, and the number of shares of the registrant's Preferred Stock outstanding was zero.


================================================================================

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

OTHER PROGRAMMING

    The Company has aggregated thousands of hours of live and on-demand content in several other channels, providing broadcast.com users with a comprehensive selection of streaming media programming on the Company's Web sites. An illustrative list follows:

        CHANNEL                        EXAMPLES
    ----------------  ----------------------------------------------
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

ITEM 1A. COMPANY RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

    We commenced broadcasting live audio programming on the Web in September 1995 and live video programming in March 1997. We first recognized business services and advertising revenues in January 1996 and have recorded a net loss for each year we have existed. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, business services and advertising. These risks include our ability to:

    o provide compelling and unique content to Internet users;

    o successfully market and sell our business services;

    o effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies;

    o continue to develop and upgrade our technology and network infrastructure;

    o respond to competitive developments;

    o successfully introduce enhancements to our existing products and services to address new technologies and standards;

    o effectively sell our inventory of radio and television ad spots and

    o attract, retain and motivate qualified personnel.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

    Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

    o the cost of acquiring and the availability of content;

    o the demand for our business services;

    o demand for Internet advertising;

    o seasonal trends in Internet advertising placements;

    o the advertising cycles for, or the addition or loss of, individual advertisers;

    o the level of traffic on our Web sites;

    o the amount and timing of capital expenditures and other costs relating to the expansion of operations;

    o price competition or pricing changes in Internet broadcasting services, such as business services, and in Internet advertising;

    o the seasonality of the content of our broadcasts, such as sporting and other events;

    o the level of and seasonal trends in the use of the Internet;

    o technical difficulties or system downtime;

    o the cost to acquire sufficient bandwidth or to integrate efficient broadcast technologies, such as multicasting, to meet our needs;

    o the introduction of new products or services by us or our competitors,

    o our ability to successfully integrate operations and technologies from acquisitions; and

    o general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

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

OUR BUSINESS IS DEPENDENT ON BUSINESS SERVICES REVENUES

    We expect to derive a substantial amount of our revenues from providing our business services, and demand and market acceptance for our business services solutions is uncertain. Our ability to establish and maintain a leadership position in Internet and intranet broadcasting for businesses and in the distribution of other live and on-demand events will depend on, among other things:

    o our success in providing quality programming at low and high bit rates over the Internet;

    o market acceptance of our current and future business service offerings;

    o the reliability of our networks and services; and

    o the extent to which end users are able to receive our broadcasts at adequate bit rates to provide for high quality services, none of which can be assured.

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

    We compete for members, users and advertisers with the following types of companies:

    o other Web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

    o videoconferencing companies, audio conferencing companies and Internet business services broadcasters;

    o online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets; and

    o local radio and television stations and national radio and television networks for sales of advertising spots.

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

WE ARE DEPENDENT ON CONTINUED GROWTH IN THE USE OF THE INTERNET AND STREAMING MEDIA CONTENT

    Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow, particularly usage for multimedia information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content, if at all, for a number of reasons, including:

    o potentially inadequate development of the necessary infrastructure,

    o inadequate development of enabling technologies,

    o lack of acceptance of the Internet as a medium for distributing streaming media content; and

    o inadequate commercial support for Web-based advertising.

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

WE MAY BE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

    Our market is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. A failure by us to rapidly respond to technological developments could adversely affect our business. The emerging character of these products and services and their rapid evolution will require us to:

    o effectively use leading technologies;

    o continue to develop our technological expertise; and

    o enhance our current services and continue to improve the performance, features and reliability of our network infrastructure.

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

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER

    Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others:

    o the division of the board of directors into three separate classes;

    o the right of the board to elect a director to fill a space created by the expansion of the board;

    o the authority of the board to issue shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares without further action by stockholders;

    o the ability of the board to alter our bylaws; and

    o the limited ability of stockholders to call a special meeting of stockholders.

    Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit certain large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

    o 66 2/3% of the shares of voting stock not owned by this large stockholder approve the merger or combination; or

    o our board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

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

    With the assistance of an independent consultant, we have evaluated the Year 2000 readiness of the hardware and software utilized in our operations, including non-information technology operations, such as building security, voice mail and other systems. Our evaluation included:

    o the identification of internally utilized products;

    o checking of products' Year 2000 readiness; and

    o assessment of repair or replacement.

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

              FISCAL QUARTER ENDED           HIGH      LOW
       ---------------------------------    -------  -------
       09/30/98 (beginning 07/17/98)...     $ 34.00  $ 17.38
       12/31/98........................       49.38    18.06

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

                                               YEAR ENDED DECEMBER 31,          PERIOD FROM
                                             --------------------------------   INCEPTION
                                                                                (MAY 19, 1995) TO
                                               1998        1997        1996     DECEMBER 31, 1995
                                             --------    --------    --------  -------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Business services ......................   $ 13,953    $  5,338    $    958       $     --
  Advertising ............................      8,419       3,811       1,091             --
                                             --------    --------    --------       --------
          Total revenues .................     22,372       9,149       2,049             --
                                             --------    --------    --------       --------
Operating expenses:
  Production costs .......................      4,415       2,950       1,301             --
  Operating and development ..............     14,955       5,460       1,621             --
  Sales and marketing ....................     11,760       4,172         768             21
  General and administrative .............      4,518       1,915         841            217
  Depreciation and amortization ..........      3,360       1,416         562             30
  Merger costs ...........................      1,534          --          --             --
                                             --------    --------    --------       --------
          Total operating expenses .......     40,542      15,913       5,093            268
                                             --------    --------    --------       --------
          Net operating loss .............    (18,170)     (6,764)     (3,044)          (268)
Interest and other income ................      1,922         213          76             --
Interest expense .........................       (196)        (74)         (4)            --
                                             --------    --------    --------       --------
          Net loss before income tax .....    (16,444)     (6,625)     (2,972)          (268)
Provision for income taxes ...............         --          43          25             --
                                             --------    --------    --------       --------
          Net loss .......................   $(16,444)   $ (6,668)   $ (2,997)      $   (268)
                                             ========    ========    ========       ========
Basic and diluted net loss per share .....   $  (0.52)   $  (0.28)   $  (0.15)      $  (0.02)
                                             ========    ========    ========       ========
Shares used in the net loss per share
  calculations ...........................     31,911      24,157      19,754         12,040
                                             ========    ========    ========       ========


                                                                    DECEMBER 31,
                                                     --------------------------------------
                                                      1998      1997      1996       1995
                                                     -------   -------   -------    -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ........................   $49,680   $21,341   $ 4,583    $   142
Working capital (deficit) ........................    50,345    23,081     4,392        (75)
Total assets .....................................    62,079    29,642     8,287        676
Total debt .......................................        --       754         7         --
Total other liabilities ..........................     4,008     1,850       678        320
Total stockholders' equity (deficit)..............    58,071    27,038     7,602      (214)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities law. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, among others:

    o our limited operating history;

    o our dependence on third party providers of content;

    o our dependence on the acceptance of streaming media technology;

    o our dependence on the continuing acceptance of the Internet as an advertising medium;

    o our potential inability to manage our growth; and

    o intense competition for Internet broadcasting and services;

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

INTRODUCTION

    In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for broadcast.com and its subsidiaries including:

    o what factors affect our business;

    o what our revenues and costs were in 1998, 1997 and 1996;

    o why those revenues and costs were different from the year before;

    o where our revenues came from;

    o how all of the above affects our overall financial condition; and

    o where cash will come from to provide working capital and to pay for future capital expenditures.

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

    During 1996, we generated revenues from business services and advertising. Our operating activities were primarily as follows:

    o we continued to develop the network infrastructure required for large-scale streaming media broadcasts;

    o we continued to enhance our Web sites; and

    o we opened a sales office in New York.

    During 1997, we significantly increased revenues from business services and advertising. In addition, we began generating revenues from the sale of ad spots received from radio stations in exchange for broadcasting their programming over the Internet. Our operating activities were primarily as follows:

    o we continued to expand our network infrastructure;

    o we moved to a 28,000 square foot facility in Dallas, Texas;

    o we continued to enhance our Web sites; and

    o we added qualified personnel for sales, marketing, operations and general and administrative.

    In 1998, we added television advertising sales to our advertising revenues. Our operating activities were primarily as follows:

    o we continued to enhance our Web sites;

    o we expanded our customer and user base;

    o we hired regional sales managers and vice presidents;

    o we expanded our sales force into Los Angeles, San Francisco, Houston, Austin, Seattle, Toronto and Washington, D.C.;

    o we continued to expand our network infrastructure; and

    o we continued to expend significant resources as we further aggregated content by obtaining Internet broadcasting rights to audio and video programming.

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

    We have incurred significant losses since inception and, as of December 31, 1998, had an accumulated deficit of approximately $26.4 million. We believe that our success will depend largely on our ability to extend our leadership position as a leading source for streaming media programming and business services on the Web. Accordingly, we intend to invest heavily in order to:

    o enhance our sales and marketing;

    o acquire content; and

    o continue our development of our network infrastructure.

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

    With the assistance of an independent consultant, we have evaluated the Year 2000 readiness of the hardware and software utilized in our operations, including non-information technology operations, such as building security, voice mail and other systems. Our evaluation included:

    o the identification of internally utilized products;

    o checking of products' Year 2000 readiness; and

    o assessment of repair or replacement.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information about the Company's Board of Directors and executive officers as of March 15, 1999. Executive officers of the Company are appointed by the Board of Directors.

               NAME           AGE       POSITION WITH THE COMPANY
         -----------------    ---   -----------------------------------
         Todd R. Wagner...    38    Chief Executive Officer and Vice
                                    Chairman of the Board
         Mark Cuban.......    40    President and Chairman of the Board
         Jack A. Riggs....    40    Chief Financial Officer, Treasurer
                                    and Director
         Kevin W. Parke...    39    Vice President--Operations
         Joseph W. Autem..    41    Director
         Steven D. Leeke..    37    Director

    TODD R. WAGNER co-founded the Company in May 1995 and has served as Chief Executive Officer and Vice Chairman of the Board since its inception. Mr. Wagner also served as Secretary from the Company's inception until February 1999. From 1989 to 1994, Mr. Wagner worked at the law firm of Hopkins & Sutter, where he was a partner from 1992 to 1994. Mr. Wagner became a certified public accountant in April 1988. Mr. Wagner holds a B.S. in Accounting from Indiana University and a J.D. from The University of Virginia School of Law.

    MARK CUBAN co-founded the Company in May 1995 and has served as President and Chairman of the Board of the Company since its inception. From 1991 to the present, Mr. Cuban has served as President of Radical Computing, Inc., a Dallas-based venture capital and investment company specializing in technology companies. In 1983, Mr. Cuban founded Microsolutions, Inc., a systems integration company that was sold to CompuServe Corporation in 1990. Mr. Cuban holds a B.S. in Business from Indiana University.

    JACK A. RIGGS has served as Chief Financial Officer and Treasurer of the Company since August 1997 and as a Director since December 1997. From June 1996 to August 1997, Mr. Riggs served as Corporate Controller of Kitty Hawk, Inc., a publicly traded international airfreight carrier. From 1994 to 1996 Mr. Riggs served as Corporate Controller of DHN Enterprises, Inc., a privately held wholesale distributor. Prior to that, Mr. Riggs served as Regional Controller of INACOM Corp., a computer reseller. Prior to joining INACOM, Mr. Riggs was with Coopers & Lybrand L.L.P. Mr. Riggs became a certified public accountant in 1990 and holds a B.S. in Accounting from Louisiana Tech University.

    KEVIN W. PARKE has served as Vice President--Operations of the Company since May 1997 and as Director of Operations since March 1996. From 1993 to 1996, Mr. Parke served as Vice President and General Counsel of Merritt Marketing Group, a national integrated marketing company, where he directed the production, finance, legal and accounting departments. From 1991 to 1993, Mr. Parke was a partner at the law firm of Hopkins & Sutter. Mr. Parke holds a B.A. in Economics from Vanderbilt University and a J.D. from Southern Methodist University School of Law.

    JOSEPH W. AUTEM has served as a Director of the Company since September 1996. In addition, Mr. Autem has acted as a consultant to companies engaged in Internet-related and electronic commerce businesses. From July 1998 to August 1998, Mr. Autem served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high speed Internet access. From January 1998 to June 1998, Mr. Autem was a partner of Vision Technology Partners, a private investment company. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of the Company. From

1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Mr. Autem became a certified public accountant in 1987 and holds a B.S. in Accounting from Pittsburg State University.

    STEVEN D. LEEKE has served as a Director of the Company since October 1996. Mr. Leeke is currently Vice President and Director, Business Development, Personal Networks Group, Communications Enterprise of Motorola. Prior to that, Mr. Leeke was Director and General Manager of Internet Content and Service Businesses for the Messaging Information and Media Sector of Motorola, a position he has held since September 1996. From March 1995 to September 1996, Mr. Leeke was the Director of Strategy for Motorola New Enterprises. Prior to joining Motorola, Mr. Leeke served in various capacities at Texas Instruments. Mr. Leeke has served as a director of Netspeak Corporation since October, 1996. Mr. Leeke holds an A.B. in Physics and Math from Dartmouth College and an M.S. and Ph.D. in Electrical Engineering from Stanford University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

    Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and 10% stockholders, the Company believes that all such Section 16(a) filing requirements were complied with during 1998.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth, for the years ended December 31, 1998 and December 31, 1997, all compensation of the Chief Executive Officer and the other executive officers of the Company who received compensation in excess of $100,000 in such year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                           ------------------------------
                   NAME AND PRINCIPAL POSITION               YEAR      SALARY     BONUS
     ----------------------------------------------------- --------   ---------  --------
     Todd R. Wagner(1)...................................    1998     $ 184,375  $ 50,000
       Chief Executive Officer, Secretary and                1997       120,000         0
       Vice Chairman of the Board
     Mark Cuban..........................................    1998       184,375    50,000
       President and Chairman of the Board                   1997       120,000         0
     Jack A. Riggs.......................................    1998       107,500         0
       Chief Financial Officer, Treasurer and Director
     Kevin W. Parke......................................    1998       115,750         0
       Vice President--Operations

----------

(1) Mr. Wagner served as Secretary until February 1999.

    The following table sets forth certain information concerning the grant of stock options to each of the Named Executive Officers during the year ended December 31, 1998. Option amounts and exercise prices have been adjusted to reflect the two-for-one stock split which was effected on February 11, 1999.

                              OPTION GRANTS IN 1998

                                                INDIVIDUAL GRANTS
                      -------------------------------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                    NUMBER OF  PERCENT OF TOTAL                                  AT ASSUMED ANNUAL RATES OF
                                   SECURITIES       OPTIONS                                             STOCK PRICE
                                   UNDERLYING       GRANTED                                           APPRECIATION(2):
                                     OPTIONS     TO EMPLOYEES      EXERCISE OR    EXPIRATION     --------------------------
      NAME            GRANT DATE   GRANTED(1)       IN 1998         BASE PRICE       DATE           5%              10%
-------------------   ----------  ----------- ------------------  -------------  --------------  ----------     -----------
Todd R. Wagner ...          None        N/A          N/A               N/A                  N/A         N/A             N/A
Mark Cuban .......          None        N/A          N/A               N/A                  N/A         N/A             N/A
Jack A. Riggs ....      12/08/98       28,000       0.70%            $ 27.88           12/08/08  $  964,180     $ 1,997,380
Kevin W. Parke ...      04/01/98       10,000       0.25                4.71           04/01/08     576,000         945,000
                        12/08/98       40,000       1.00               27.88           12/08/08   1,377,400       2,853,400

----------

(1) All options were granted at or above fair market value on the date of grant.

(2) The assumed 5% and 10% annual rates of stock price appreciation are specified by the proxy rules of the Exchange Act and do not reflect expected appreciation. The amounts shown represent the assumed value of the stock options, less exercise price, at the end of the ten year period beginning on the date of grant and ending on the option expiration date. For a ten year period beginning December 31, 1998, based on the closing price on the Nasdaq National Market of the Common Stock of $38.25 on such date, a share of Common Stock would have a value on December 31, 2008 of approximately $62.31 at an assumed appreciation rate of 5% and approximately $99.21 at an assumed appreciation rate of 10%.

    The following table sets forth the number of shares underlying unexercised options and the value of unexercised options outstanding as of December 31, 1998 for each Named Executive Officer. None of the Named Executive Officers exercised any options during the year ended December 31, 1998. Options shown were granted under the Company's 1996 Stock Option Plan and 1998 Stock Option Plan. These options become exercisable with respect to 20% of the shares covered by the option on the first anniversary of the date of grant and with respect to an additional 20% of these shares each year thereafter, other than grants to Mr. Riggs, which options become exercisable with respect to one-third of the shares covered by the option on the first anniversary of the date of grant and an additional one-third of these shares each year thereafter. For certain provisions which are triggered by certain changes in control, please see "--Employment Agreements, Termination of Employment and Change in Control Arrangements."

       AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

                                       NUMBER OF SECURITIES UNDERLYING                  VALUE OF UNEXERCISED
                                          UNEXERCISED OPTIONS AS OF                  IN-THE-MONEY OPTIONS AS OF
                                              DECEMBER 31, 1998                         DECEMBER 31, 1998(1)
                                ------------------------------------------- ---------------------------------------
                  NAME               EXERCISABLE          UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
            ----------------    --------------------  --------------------  --------------------  -----------------
            Todd R. Wagner.            188,640               282,960             $ 6,961,759         $10,442,639
            Mark Cuban.....            230,400               345,600               8,502,912          12,754,368
            Jack A. Riggs..             66,668               161,332               2,323,380           4,937,120
            Kevin W. Parke.             22,000               129,000                 774,098           3,514,647

----------

(1) Based on the December 31, 1998 closing price of $38.25, net of the option exercise prices.

COMPENSATION OF DIRECTORS

    Non-Employee Directors Stock Option Plan. Directors who are not employees of the Company are entitled to receive stock options pursuant to the Company's 1996 Non-Employee Directors Stock Option Plan (the "Directors' Plan"). All options granted under the Directors' Plan expire ten years from the date of the option grant. The per share exercise price for each option granted under the Directors' Plan is the fair market value of a share of Common Stock on the date of grant. No more than 300,000 shares of Common Stock may be issued upon exercise of options granted under the Directors' Plan, subject to adjustment for stock splits, stock dividends, reverse stock splits and other transactions affecting the number of outstanding shares of Common Stock. Options may be granted under the Directors' Plan until April 15, 2006.

    The Directors' Plan provides for the automatic grant of an option to purchase 30,000 shares of Common Stock to each of the Company's non-employee directors upon their initial election to the Board. Each non-employee director re-elected to the Board of Directors at a subsequent annual stockholders' meeting is granted an additional option to purchase 4,800 shares of Common Stock immediately following such meeting.

    Assuming that the non-employee director optionee has remained eligible under the Directors' Plan for the entire period, 50% of the shares subject to his or her initial option becomes exercisable upon the earlier of (a) the first anniversary of the date of the option grant or (b) immediately prior to the first annual stockholders' meeting following the date of the option grant. The remaining 50% of the shares subject to the option vest and become exercisable upon the earlier of (i) the second anniversary of the date of the option grant or (ii) immediately prior to the second annual stockholders' meeting following the date of the option grant. Assuming that such optionee has remained eligible under the Directors' Plan for the entire period, each additional option will become exercisable upon the earlier of (i) the first anniversary of the date of each such grant or (ii) immediately prior to the first annual stockholders' meeting following the date of each such grant.

    In the event of a sale of substantially all of the Company's assets, the liquidation or dissolution of the Company, or certain changes in control of the Company or its Board of Directors, options granted under the Directors' Plan will become immediately exercisable prior to the occurrence of such event without regard to vesting requirements and will then terminate if not exercised prior to the occurrence thereof.

    As of December 31, 1998, options to purchase 79,800 shares of Common Stock were outstanding under the Directors' Plan.

    Other Director Compensation. The Company has agreed to pay each non-employee director $1,000 for each Board of Directors meeting attended, $500 for each meeting of a committee of the Board of Directors attended and $200 for each unanimous consent executed in lieu of a Board of Directors meeting. The Company reimburses directors for all reasonable and documented expenses incurred as a director. Directors who are also employees of the Company, including Messrs. Wagner, Cuban and Riggs, are not compensated for their services as directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    The Company has entered into employment agreements with Messrs. Wagner and Cuban for a term commencing on June 15, 1998 and ending on December 31, 2001, subject to automatic successive one-year extensions in the absence of a notice of termination by either the Company or the employee. Each agreement provided for a 1998 annual base salary of $150,000 (subject to regularly scheduled increases through the year 2001), which salary was automatically increased to $225,000 immediately following the Company's initial public offering. In addition, Messrs. Wagner and Cuban are eligible to participate in the Company's other benefit plans. Each agreement also provides for a bonus equal to 1.5% of the pre-tax income of the Company, as determined by the Company's outside accountants in accordance with generally accepted accounting principles, in excess of certain scheduled net income thresholds, and a one-time bonus of $50,000 upon the completion of a public offering, which was paid in 1998.

    The employment agreements provide that at any time within six months following a change in control of the Company, as defined in the employment agreements, Messrs. Wagner and Cuban can terminate their agreements. Following such termination, the terminating employee will be entitled to payment of deferred compensation equal to the sum of (a) the greater of (i) the remaining base salary payable to the employee through the date on which the employment agreement would have expired by its terms or (ii) 150% of the employee's total compensation during the two years prior to such termination and (b) all additional benefits owing to the terminating employee under the agreement for the period of time which is the longer of (x) the period through the date on which the employment agreement would have expired by its terms or (y) one year.

    Messrs. Wagner, Cuban, Riggs and Parke have been granted options to purchase 471,600, 576,000, 228,000 and 151,000 shares of Common Stock, respectively, pursuant to the Company's stock option plans, which plans contain certain provisions which are triggered by certain changes in control of the Company.

    Under the 1998 Stock Option Plan, upon the occurrence of certain changes in control, the plan and any outstanding options shall terminate unless either (a) provision is made in writing for the continuance of the plan and for the assumption of, or the substitution of new awards for, such options, in which event the plan and such options shall continue or be replaced in the manner and under the terms provided; or (b) the Board otherwise provides in writing for such adjustments as it deems appropriate, including without limitation, (i) accelerating the vesting of outstanding options and/or (ii) providing for the cancellation of options and for their automatic conversion into the right to receive securities, cash or other consideration that a holder of the underlying stock would have been entitled to receive upon the change in control. However, if none of the actions described in clauses (a) or (b) of the previous sentence is taken, optionees shall have the right, immediately prior to the change in control, to exercise any outstanding option, whether vested or not.

    Under the 1996 Stock Option Plan, immediately prior to certain changes in control, the Board or the Compensation Committee may, in its discretion, provide for the vesting and immediate exercisability of outstanding options. In the event of a change in control involving (a) the consummation of a sale of assets, a reorganization, a merger or a consolidation, other than a transaction in which 50% of the voting securities prior to the transaction continue to represent more than 50% of the voting securities of the surviving corporation or a transaction involving a recapitalization or reincorporation that does not result in a material change in beneficial ownership or (b) a plan of liquidation of the Company which is approved by stockholders or ordered by a court of competent jurisdiction, if the Board or the Compensation Committee does not accelerate an outstanding option, such outstanding option shall accelerate immediately prior to the change in control, unless, in connection with such change in control, such option is (i) cashed out at full value, (ii) continued or assumed by the surviving or successor corporation or (iii) replaced by new options or other compensation providing comparable benefits (all determinations with respect to clauses (i), (ii) and (iii) to be made by the Compensation Committee). Options not otherwise accelerated, cashed out, continued, assumed or replaced shall continue in effect, subject to equitable adjustments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee is comprised of Messrs. Autem and Leeke. No interlocking relationship exists between any member of the Board of Directors or the Compensation Committee and any member of the board of directors or compensation committee of any other company, and no such interlocking relationship has existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain ownership information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 1999 (except as otherwise noted) by (a) each person who is known by the Company to own beneficially more than 5% of its Common Stock; (b) each director of the Company; (c) each executive officer; and (d) all directors and executive officers of the Company as a group.

    Unless otherwise indicated, and subject to community property laws where applicable, each of the stockholders named in the following table has sole voting and investment power with respect to the shares shown as beneficially owned by it. A person is deemed to be the beneficial owner of securities which can be acquired by such person within 60 days from March 15, 1999 upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options which are held by such person and which are exercisable within 60 days from March 15, 1999 have been exercised; options which held by any other person and which are exercisable within 60 days from March 15, 1999 are not assumed to have been exercised.

                                                                 AMOUNT AND NATURE               PERCENTAGE OF COMMON
                   NAME OF BENEFICIAL OWNER                    OF BENEFICIAL OWNERSHIP          STOCK BENEFICIALLY OWNED
--------------------------------------------------------    ------------------------------  -----------------------------
Mark Cuban ............................................              9,479,880(1)                        25.6%
  c/o broadcast.com inc
  2914 Taylor Street
  Dallas, Texas 75226
Todd R. Wagner ........................................              5,109,840(2)                        13.8
  c/o broadcast.com inc
  2914 Taylor Street
  Dallas, Texas 75226
Motorola, Inc. ........................................              2,742,512(3)                         7.5
  1303 E. Algonquin Road
  Schaumburg, Illinois 60196
Amerindo Investment Advisors Inc. .....................              2,659,500(4)                         7.2
(California)
  One Embarcadero Center, Suite 2300
  San Francisco, California 94111
Alberto W. Vilar ......................................              2,659,500(4)                         7.2
  c/o One Embarcadero Center, Suite 2300
  San Francisco, California 94111
Gary A. Tanaka ........................................              2,659,500(4)                         7.2
  c/o One Embarcadero Center, Suite 2300
  San Francisco, California 94111
Amerindo Investment Advisors Inc. (Panama)  ...........              2,631,000(4)                         7.2
  c/o Edificio Sucre, Calle 48 Este, Bella Vista,
  Apartado 6277
  Panama 5, Panama
Jack A. Riggs
  c/o broadcast.com inc ...............................                 66,668(5)                            *
  2914 Taylor Street
  Dallas, Texas 75226
Joseph W. Autem .......................................                 35,390                               *
  c/o broadcast.com inc
  2914 Taylor Street
  Dallas, Texas 75226
Steven D. Leeke .......................................                  7,500(6)                            *
  c/o Motorola, Inc.
  1303 E. Algonquin Road
  Schaumburg, Illinois 60196
Kevin W. Parke ........................................                  3,347(7)                            *
  c/o broadcast.com inc.
  2914 Taylor Street
  Dallas, Texas 75226
All directors and executive officers as a group (6
  persons) ............................................             14,702,625(8)                       39.5

----------

    * Less than one percent of the Company's Common Stock.

(1) Includes an aggregate of 230,400 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999. Mr. Cuban is required to vote his shares to ensure representation of Motorola on the Board of Directors.

(2) Includes an aggregate of 188,640 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999. Mr. Wagner is required to vote his shares to ensure representation of Motorola on the Board of Directors.

(3) Includes 7,500 shares which represent shares of Common Stock issuable to Mr. Leeke pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999 which, pursuant to an agreement between Motorola and Mr. Leeke, may only be exercised at the sole direction of and for the sole benefit of Motorola.

(4) Based solely on information filed with the Securities and Exchange Commission. Messrs. Vilar and Tanaka are the sole shareholders and directors of Amerindo Investment Advisors Inc., a California corporation and Amerindo Investment Advisors, Inc., a Panama corporation. Mr. Vilar, Mr. Tanaka, Amerindo Investment Advisors (California) and Amerindo Investment Advisors (Panama) individually and collectively disclaim beneficial ownership of any Common Stock of the Company and disaffirm membership in any group under Rule 13d-5 of the Securities Exchange Act of 1934.

(5) Includes an aggregate of 66,668 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999.

(6) Includes an aggregate of 7,500 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999. Pursuant to an agreement between Mr. Leeke and Motorola, Mr. Leeke can exercise his options at the sole direction of, and for the sole benefit of, Motorola. Mr. Leeke disclaims beneficial ownership of any shares of Common Stock beneficially owned by Motorola.

(7) Includes an aggregate of 2,000 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999.

(8) Includes an aggregate of 495,208 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of March 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has entered into employment agreements with Messrs. Cuban and Wagner. Please see "Item 11. Executive Compensation--Employment Agreements, Termination of Employment and Change in Control Arrangements."

    The Company has issued stock options to certain of its directors and officers. Please see "Item 11. Executive Compensation--Compensation of Directors" and "Item 11. Executive Compensation--Compensation of Executive Officers." The Company has entered into Indemnification Agreements with its directors and executive officers.

    The Company and Motorola entered into a Negotiation Rights Agreement in September 1996 pursuant to which the Company agreed (a) to offer Motorola a non-exclusive license to any technology which it licenses to other parties on a non-exclusive basis on the same or better terms, (b) to give Motorola 30 days notice of the Company's intention to grant a license to any technology to other parties on an exclusive basis and (c) to give Motorola a right of first negotiation to any license of certain wireless distribution technology. The Company, Motorola, and Messrs. Cuban and Wagner entered into a Stockholders Agreement (the "September Stockholders Agreement") pursuant to which Messrs. Cuban and Wagner agreed (i) to vote their shares to ensure that two designees of Motorola are elected to the Company's Board of Directors and (ii) to give Motorola certain tag-along rights with respect to certain sales of shares by Messrs. Cuban and Wagner after the Company's initial public offering.

    Steven Leeke, a director of the Company, is a designee of Motorola pursuant to the September Stockholders Agreement. The September Stockholders Agreement will terminate upon the earlier to occur of (i) July 16, 2001 and (ii) the date on which Motorola no longer holds at least 50% of the 1,471,440 shares purchased by Motorola in September 1996.

    In December 1997, the Company and Motorola entered into a Joint Promotion and Advertising Sales Agreement pursuant to which the Company has agreed to assist Motorola in monitoring and developing an end-user interface for Internet delivery of audio content (the "audioSENSE Player"). In order for Motorola to develop the audioSENSE Player, the Company has agreed to allow the audioSENSE Player to reside on the Company's Web site as an interface for accessing certain content on the Company's Web sites. Motorola is also a customer of the Company, to whom the Company provides business services. These relationships with Motorola have generated revenues for the Company of approximately $406,000 for the twelve months ending December 31, 1998.

    The Company, Messrs. Cuban and Wagner, Motorola and certain other stockholders of the Company are parties to a stockholders agreement pursuant to which Messrs. Cuban and Wagner granted Motorola and certain other stockholders a tag-along right with respect to certain sales of shares by Messrs. Cuban and Wagner. This agreement will terminate on July 16, 2001. 4

    The Company, Motorola and certain other stockholders of the Company are parties to a registration rights agreement pursuant to which Motorola and certain other stockholders have rights (a) to request that the Company effect a registration of the sale of shares held by them and (b) to request that the sale of shares held by them be included in registrations conducted by the Company.

    Mr. Cuban has agreed to act as guarantor of the following June 1997 Company lease obligations with Green Tree Vender Services Corporation: (a) lease of voicemail system with monthly payments of $1,128 for a term of three years; (b) lease of office furniture with monthly payments of $4,333 for a term of three years; and (c) lease of Nortel Meridian system with monthly payments of $3,938 for a term of three years.

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

14(a)(2) FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE IN THIS REPORT
                                                                         -------------------
                    Schedule II -- Valuation and Qualifying Accounts...  S-2

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

14(b) REPORTS ON FORM 8-K

    During the last quarter of 1998, we filed Current Reports on Form 8-K dated November 20, 1998 and December 15, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 26, 1999.

broadcast.com inc.

By: /s/ TODD R. WAGNER
---------------------------------
Name:    Todd R. Wagner
Title:  Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacity indicated on April 26, 1999.

            SIGNATURE                      TITLE
            ---------                      -----
       /s/ TODD R. WAGNER        Chief Executive Officer (Principal Executive
   --------------------------    Officer) and Vice Chairman of the Board
           Todd R. Wagner

                *                Chairman of the Board and President
   --------------------------
           Mark Cuban

                *                Director
   --------------------------
         Steven D. Leeke

                *                Director
   --------------------------
          Joseph W. Autem

        /s/ JACK A. RIGGS        Chief Financial Officer (Principal Financial
   --------------------------    Officer and Principal Accounting Officer)
           Jack A. Riggs         and Director

    *By: /s/ TODD R. WAGNER
        ----------------------
             Todd R. Wagner
             Attorney-in-fact

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

PricewaterhouseCoopers LLP

Dallas, Texas
January 27, 1999

                        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                              BALANCE AT  CHARGED TO               BALANCE AT
                                              BEGINNING    COSTS AND                 END OF
             DESCRIPTION                      OF PERIOD    EXPENSE     DEDUCTIONS     PERIOD
-------------------------------------------   ---------   ----------   ----------  ----------
                                                             (IN THOUSANDS)
Year ended December 31, 1996
  Allowance for doubtful accounts .........   $      --   $       84   $      (49) $       35
  Allowance against deferred tax asset ....         101        1,116           --       1,217
                                              ---------   ----------   ----------  ----------
          Total ...........................         101        1,200          (49)      1,252
                                              =========   ==========   ==========  ==========
Year ended December 31, 1997
  Allowance for doubtful accounts .........          35           86          (45)         76
  Allowance against deferred tax asset ....       1,217        2,483           --       3,700
                                              ---------   ----------   ----------  ----------
          Total ...........................       1,252        2,569          (45)      3,776
                                              =========   ==========   ==========  ==========
Year ended December 31, 1998
  Allowance for doubtful accounts .........          76          642         (479)        239
  Allowance against deferred tax asset ....       3,700        6,559           --      10,259
                                              ---------   ----------   ----------  ----------
          Total ...........................   $   3,776   $    7,201   $     (479) $   10,498
                                              =========   ==========   ==========  ==========

                               BROADCAST.COM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements referred to below are as of December 31, 1998, and 1997 and for the years ended December 31, 1998, 1997 and 1996.

                                                                  PAGE
                                                                  ----
            Report of Independent Accountants.................    F-2
            Consolidated Balance Sheets.......................    F-3
            Consolidated Statements of Operations.............    F-4
            Consolidated Statements of Stockholders' Equity
            (Deficit).........................................    F-5
            Consolidated Statements of Cash Flows.............    F-6
            Notes to Consolidated Financial Statements........    F-7

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

PricewaterhouseCoopers LLP

Dallas, Texas
January 27, 1999, except as to Notes 3 and 11
which are as of March 15, 1999

                               BROADCAST.COM INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998        1997
                                                                             --------    --------
Current assets:
  Cash and cash equivalents ..............................................   $ 49,680    $ 21,341
  Accounts receivable, net of allowance of $239 and $76, respectively ....      4,244       1,977
  Prepaid expenses .......................................................        429       1,995
                                                                             --------    --------
          Total current assets ...........................................     54,353      25,313
Property and equipment, net ..............................................      6,676       4,071
Intangible assets, net ...................................................        850         127
Other ....................................................................        200         131
                                                                             --------    --------
          Total assets ...................................................   $ 62,079    $ 29,642
                                                                             ========    ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Currents liabilities:
  Accounts payable .......................................................   $  1,006    $    832
  Accrued liabilities ....................................................      1,867         663
  Deferred revenue .......................................................      1,135         355
  Capital lease obligations, current portion .............................         --         382
                                                                             --------    --------
          Total current liabilities ......................................      4,008       2,232
Capital lease obligations, less current portion ..........................         --         372
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, par $.01, none
     issued and outstanding...............................................         --          --
  Common stock, 60,000,000 shares authorized, par $.01,
     35,054,780 and 28,749,540 shares issued and outstanding,
     respectively.........................................................        243         180
  Additional paid-in capital .............................................     84,592      36,746
  Common stock subscribed ................................................         --          45
  Deferred compensation ..................................................       (387)         --
  Accumulated deficit ....................................................    (26,377)     (9,933)
                                                                             --------    --------
          Total stockholders' equity .....................................     58,071      27,038
                                                                             --------    --------
          Total liabilities and stockholders' equity .....................   $ 62,079    $ 29,642
                                                                             ========    ========

    The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                          --------------------------------
                                                            1998        1997        1996
                                                          --------    --------    --------
Revenues:
  Business services ...................................   $ 13,953    $  5,338    $    958
  Advertising .........................................      8,419       3,811       1,091
                                                          --------    --------    --------
          Total revenues ..............................     22,372       9,149       2,049
                                                          --------    --------    --------
Operating expenses:
  Production costs ....................................      4,415       2,950       1,301
  Operating and development ...........................     14,955       5,460       1,621
  Sales and marketing .................................     11,760       4,172         768
  General and administration ..........................      4,518       1,915         841
  Depreciation and amortization .......................      3,360       1,416         562
  Merger costs ........................................      1,534          --          --
                                                          --------    --------    --------
          Total operating expenses ....................     40,542      15,913       5,093
                                                          --------    --------    --------
          Net operating loss ..........................    (18,170)     (6,764)     (3,044)
Interest and other income .............................      1,922         213          76
Interest expense ......................................       (196)        (74)         (4)
                                                          --------    --------    --------
  Loss before income tax provision ....................    (16,444)     (6,625)     (2,972)
Provision for income taxes ............................         --          43          25
                                                          --------    --------    --------
          Net loss ....................................   $(16,444)   $ (6,668)   $ (2,997)
                                                          ========    ========    ========
Basic and diluted net loss per share ..................   $  (0.52)   $  (0.28)   $  (0.15)
                                                          ========    ========    ========
Shares used in the net loss per share calculations ....     31,911      24,157      19,754
                                                          ========    ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                       BROADCAST.COM INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         (IN THOUSANDS)

                                                                                                                        TOTAL
                                       COMMON STOCK          ADDITIONAL      COMMON                                 STOCKHOLDERS'
                                   --------------------        PAID-IN        STOCK        DEFERRED    ACCUMULATED     EQUITY
                                   SHARES        AMOUNT        CAPITAL     SUBSCRIBED    COMPENSATION    DEFICIT      (DEFICIT)
                                   ------        ------      ----------    ----------    ------------  -----------  -------------
   Balance at December 31,
     1995.......................   12,060         $  13        $    40        $  --         $   --      $   (268)     $   (215)
     Issuance of Common Stock...   11,005           110         10,703           --             --            --        10,813
     Net loss...................       --            --             --           --             --        (2,997)       (2,997)
                                   ------         -----        -------        -----         ------      --------      --------
   Balance at December 31,
     1996.......................   23,065           123         10,743           --             --        (3,265)        7,601
     Issuance of Common Stock...    5,685            57         25,283           --             --            --        25,340
     Common Stock subscribed....       --            --             --           45             --            --            45
     Issuance of warrants.......       --            --            720           --             --            --           720
     Net loss...................       --            --             --           --             --        (6,668)       (6,668)
                                   ------         -----        -------        -----         ------      --------      --------
   Balance at December 31,
     1997.......................   28,750           180         36,746           45             --        (9,933)       27,038
     Issuance of Common
       Stock....................      839             8          3,875          (45)            --            --         3,838
     Exercise of stock options
       and warrants.............       91             1            322           --             --            --           323
     Issuance of compensatory
       stock options............       --            --            461           --           (387)           --            74
     Issuance of stock in
       public offering, net.....    5,375            54         43,188           --             --            --        43,242
     Net loss...................       --            --             --           --             --       (16,444)      (16,444)
                                   ------         -----        -------        -----         ------      --------      --------
   Balance at December 31,
     1998.......................   35,055         $ 243        $84,592        $  --         $ (387)     $(26,377)     $ 58,071
                                   ======         =====        =======        =====         ======      ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                        1998        1997        1996
                                                                      --------    --------    --------
Cash flows from operating activities:
  Net loss ........................................................   $(16,444)   $ (6,668)   $ (2,997)
  Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation .................................................      3,274       1,347         506
     Amortization .................................................         86          69          56
     Recognition of deferred compensation expense .................         74          45          --
     Provision for doubtful accounts ..............................        482          86          84
     Changes in operating assets and liabilities:
       Accounts receivable ........................................     (2,749)     (1,656)       (491)
       Prepaid expenses ...........................................      1,566        (227)     (1,695)
       Other assets ...............................................        (69)       (112)         (8)
       Accounts payable ...........................................        175         701        (175)
       Accrued liabilities ........................................      1,203         174         491
       Deferred revenue ...........................................        781         297          57
                                                                      --------    --------    --------
          Net cash used in operating activities ...................    (11,621)     (5,944)     (4,172)
                                                                      --------    --------    --------
Cash flows from investing activities:
  Purchases of business and other intangible assets ...............       (875)         --          --
  Purchases of property and equipment .............................     (5,121)     (3,190)     (1,415)
                                                                      --------    --------    --------
          Net cash used in investing activities ...................     (5,996)     (3,190)     (1,415)
                                                                      --------    --------    --------
Cash flows from financing activities:
  Proceeds from common stock issuances ............................     47,080      25,340      10,049
  Proceeds from exercise of warrants and options ..................        323         720          --
  Proceeds from notes payable .....................................        750          --          --
  Payment on notes payable ........................................       (750)         --          --
  Payments on capital lease obligations ...........................     (1,447)       (161)         --
  Payments on stockholder loans ...................................         --          (7)        (25)
  Proceeds from stockholder loans .................................         --          --           4
  Purchase of treasury stock ......................................         --          --        (160)
  Proceeds from sale of treasury stock ............................         --          --         160
                                                                      --------    --------    --------
          Net cash provided by financing activities ...............     45,956      25,892      10,028
                                                                      --------    --------    --------
Net increase in cash and cash equivalents .........................     28,339      16,758       4,441
Cash and cash equivalents at beginning of period ..................     21,341       4,583         142
                                                                      --------    --------    --------
Cash and cash equivalents at end of period ........................   $ 49,680    $ 21,341    $  4,583
                                                                      ========    ========    ========

               (See disclosure of noncash transactions in Note 2.)

    The accompanying notes are an integral part of these consolidated financial statements.

                               BROADCAST.COM INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCOME TAXES

    The Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). FAS 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

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

    In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), was issued and was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. As the Company has no components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996, there are no disclosure requirements currently required in the Company's financial statements as a result of the adoption of this statement.

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

                            YEAR ENDED DECEMBER 31,
                          ---------------------------
                            1998      1997      1996
                          -------   -------   -------
Revenues
  Broadcast.com .......   $17,654   $ 6,856   $ 1,756
  SimpleNet ...........     4,718     2,293       293
                          -------   -------   -------
          Combined ....   $22,372   $ 9,149   $ 2,049
                          =======   =======   =======
Net loss
  Broadcast.com .......   $14,290   $ 6,474   $ 2,989
  SimpleNet ...........     2,154       194         8
                          -------   -------   -------
          Combined ....   $16,444   $ 6,668   $ 2,997
                          =======   =======   =======

    On April 1, 1998, the Company purchased certain Web site design and development assets from CreateTech, Inc. ("CreateTech assets") for an aggregate purchase price of $400,000. The acquisition was accounted for as a purchase, whereby the excess purchase price over the net assets acquired has been recorded based upon the fair market values of assets acquired and liabilities assumed. The approximate fair value of property and equipment acquired at the date of acquisition was $65,000. The excess purchase price over the net assets acquired is being amortized on a straight-line basis over a ten-year period. Accumulated amortization totaled $25,000 at December 31, 1998. The Company's consolidated statements of operations include the results of the operations of the CreateTech assets since April 1, 1998. The operations of the CreateTech assets are not significant to the Company's operations.

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                    DECEMBER 31,
                                --------------------
                                  1998        1997
                                --------    --------
Computer hardware ...........   $  8,373    $  4,335
Computer software ...........        935         588
Furniture and equipment .....        678         232
Leasehold improvements ......      1,636         792
                                --------    --------
                                  11,622       5,947
Accumulated depreciation ....     (4,946)     (1,876)
                                --------    --------
                                $  6,676    $  4,071
                                ========    ========

    Computer software represents software purchased from outside vendors for internal use and is being amortized over one year. Assets under capital leases totaling $914,000 at December 31, 1997 were purchased by the Company in 1998.

6. COMMITMENTS AND CONTINGENCIES

    A summary of future minimum lease payments under operating leases for buildings and equipment as of December 31, 1998 is as follows (in thousands):

           FISCAL YEAR ENDING DECEMBER 31,
          ---------------------------------
          1999 ...........................   $  949
          2000 ...........................      611
          2001 ...........................      393
          2002 ...........................      317
          2003 and thereafter ............      748
                                             ------
                  Total ..................   $3,018
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

    In December 1997, the Company entered into a line of credit, which provides for borrowings of up to $2,500,000 for working capital needs and equipment purchases. The Company's right to make borrowings under the line of credit can be terminated by the lender upon the occurrence of a default by the Company, including an uncured failure to pay principal or interest due under the facility, certain breaches of the representations and warranties made by the Company in connection with the establishment of the line of credit, and certain insolvency events of the Company. The Company is obligated to pay monthly interest on amounts outstanding under the line of credit, but no commitment fee is payable by the Company with respect to unaccessed funding capacity. The agreement expired in 1998.

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

7. INCOME TAXES

    The components of income tax expense for the years ended December 31, 1998, 1997, and 1996 are (in thousands):

                                               1998  1997  1996
                                               ----  ----  -----
              Current:
                Federal...................      --   $ 34  $  18
                State.....................      --      9      7
                                               ---   ----  -----
                                                --     43     25
              Deferred:
                Federal...................      --     --     --
                State.....................      --     --     --
                                               ---   ----  -----
                                                --     --     --
              Provision for income taxes..      --   $ 43  $  25
                                               ===   ====  =====

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

                                              DECEMBER 31,
                                          --------------------
                                            1998        1997
                                          --------    --------
Deferred tax assets:
  Net operating loss carryforwards ....   $ 10,451    $  3,797
  Intangible amortization .............         59          35
  Depreciation ........................        438         124
  Deferred revenue ....................        161         101
  Other ...............................         46          12
                                          --------    --------
  Gross deferred tax assets ...........     11,155       4,069
Deferred tax liabilities:
  Accrual to cash adjustment ..........        576         368
  Capital leases ......................        320           1
                                          --------    --------
Net deferred tax assets ...............     10,259       3,700
Valuation allowance ...................    (10,259)     (3,700)
                                          --------    --------
Deferred tax balance ..................   $     --    $     --
                                          ========    ========

    The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                        1998    1997    1996
                                                        ----    ----    ----
Federal tax benefit at statutory rate ................   (34)%   (34)%   (34)%
State taxes, net of federal benefit ..................    (3)%    (4)%    (4)%
Adjustment due to increase in valuation allowance ....    37 %    39 %    39 %
                                                        ----    ----    ----
Provision for income taxes ...........................    -- %     1 %     1 %

    As of December 31, 1998, the Company has available net operating loss carryforwards totaling approximately $28,270,000 which expire beginning in 2011. Utilization of net operating loss carryforwards may be limited by ownership changes which may have occurred or could occur in the future and by the separate return limitation year ("SRLY") rules.

8. STOCK PLANS

    The Company's 1998 Stock Option Plan for employees and consultants was approved by the Board of Directors in August 1997 and approved by the stockholders of the Company in June 1998, and, as amended, authorizes the grant of up to 5,600,000 shares of the Company's Common Stock in the form of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). The plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Options typically expire 10 years from the date of grant, and become exercisable in installments of 20% per year commencing one year from the date of grant, or over such other vesting period determined by the Committee. Compensation expense is recorded and amortized over the options' vesting period for options granted to consultants. The amount of compensation expense is calculated based on the fair value of the options determined using the Black-Scholes Option Pricing Model. Shares issued for such options come from the Company's authorized but unissued or reacquired Common Stock.

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

    If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards issued in 1998, 1997 and 1996 consistent with the provisions of FAS 123, then the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                          1998         1997        1996
                                                        ---------    --------    --------
Net loss-- as reported (in thousands) ...............   $ (16,444)   $ (6,668)   $ (2,997)
Net loss-- pro forma (in thousands) .................     (18,319)     (6,872)     (3,034)
Basic and diluted net loss per share -- as
  reported ..........................................       (0.52)      (0.28)      (0.15)
Basic and diluted net loss per share -- pro forma ...       (0.57)      (0.28)      (0.15)


    The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $20.82, $1.08 and $0.43 per option, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                     1998        1997       1996
                                  ---------- ----------- ----------
Dividend yield ................     --          --         --
Expected volatility ...........         80.2%         --         --
Risk-free rate of return ......          4.9%        5.9%       6.2%
Expected life .................    3.0 years   3.0 years  3.0 years
Expected forfeiture rate ......         15.0%       15.0%        --

    The following table summarizes activity under the Company's stock option plans during the years ended December 31, 1998 1997 and 1996:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                      OPTIONS   EXERCISE PRICE EXERCISE PRICE
                                                     ---------  -------------- --------------
      Outstanding at December 31, 1995..........            --
        Granted.................................     1,416,614   $0.54 -- 9.00      $  1.57
                                                     ---------
      Outstanding at December 31, 1996..........     1,416,614    0.54 -- 9.00         1.57
        Granted.................................     2,554,132    3.40 -- 8.05         3.41
        Forfeited...............................      (174,080)   1.35 -- 3.40         3.14
                                                     ---------
      Outstanding at December 31, 1997..........     3,796,666    0.54 -- 9.00         2.74
        Granted.................................     4,084,568    4.71 -- 38.13       19.44
        Exercised...............................       (59,364)   1.35 -- 4.95         3.65
        Forfeited...............................      (312,754)   0.54 -- 25.75        3.88
                                                     ---------
      Outstanding at December 31, 1998..........     7,509,116    0.54 -- 38.13       11.77
                                                     =========
      Options exercisable at December 31, 1998..     1,304,606   $0.54 -- 27.88     $  3.14

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

    During May 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the Plan). Under the Plan, eligible employees may purchase shares of the Company's Common Stock at a discount through voluntary monthly payroll deductions with a maximum contribution being 10% of an eligible employee's salary, beginning in August 1998. Semi-annually, on February 15 and August 15, participant account balances are used to purchase shares at the lesser of 85 percent of the fair market value of the Common Stock on either the first or last day of the subscription period.

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

    There were no material transactions between the Company and Net Roadshow prior to the combination, and immaterial adjustments were recorded to conform Net Roadshow's accounting policies to those of the Company. The following information presents certain statement of operations data of the separate companies (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                     1998        1997        1996
                                   --------    --------    --------
          Revenues
            Broadcast.com ......   $ 22,372    $  9,149    $  2,049
            Net Roadshow .......      1,898          30          --
                                   --------    --------    --------
               Combined ........   $ 24,270    $  9,179    $  2,049
                                   ========    ========    ========
          Net income (loss)
            Broadcast.com ......   $(16,444)   $ (6,668)   $ (2,997)
            Net Roadshow .......        984        (133)         --
                                   --------    --------    --------
               Combined ........   $(15,460)   $ (6,801)   $ (2,997)
                                   ========    ========    ========
          Loss per share
            Broadcast.com ......   $  (0.52)   $  (0.28)   $  (0.15)
               Combined ........   $  (0.47)   $  (0.28)   $  (0.15)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
    2.1     --    Agreement and Plan of Reorganization, dated as of November 16,
                  1998, by and among broadcast.com inc., SN Acquisition, Inc.
                  and Simple Network Communications, Inc. (incorporated by
                  reference to Exhibit 2.1 to the Company's Current Report on
                  Form 8-K dated November 30, 1998).

    2.2     --    Agreement and Plan of Reorganization, dated as of January 28,
                  1999, by and among Net Roadshow, Inc., NRS Acquisition, Inc.
                  and the Company (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K filed on March 30,
                  1999).

    3.1     --    Restated Certificate of Incorporation of the Company, as
                  amended (filed June 19, 1996) (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1/A Amendment No. 1 to Form S-1, Registration No.
                  333-52877).

  3.1.1     --    Restated Certificate of Incorporation (filed June 23, 1998)
                  (incorporated by reference to Exhibit 3.1.1 to the Company's
                  Registration Statement on Form S-1/A Amendment No. 1 to Form
                  S-1, Registration No. 333-52877).

    3.2     --    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

  3.2.1     --    Amendment to Amended and Restated Bylaws of the Company
                  (incorporated by reference to Exhibit 3.2.1 to the Company's
                  Registration Statement on Form S-1/A Amendment No. 1 to Form
                  S-1, Registration No. 333-52877).

    4.1     --    Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1/A Amendment No. 1 to Form S-1, Registration No.
                  333-52877).

*10.1.1     --    Employment Agreement, dated as of June 15, 1998, between the
                  Company and Todd R. Wagner (incorporated by reference to
                  Exhibit 10.1.1 to the Company's Registration Statement on Form
                  S-1/A Amendment No. 1 to Form S-1, Registration No.
                  333-52877).

*10.1.2     --    Employment Agreement, dated as of June 15, 1998, between the
                  Company and Mark Cuban (incorporated by reference to Exhibit
                  10.1.2 to the Company's Registration Statement on Form S-1/A
                  Amendment No. 1 to Form S-1, Registration No. 333-52877).

 10.2.1     --    Stock Purchase Agreement, dated as of September 4, 1996,
                  between the Company and Motorola, Inc. (incorporated by
                  reference to Exhibit 10.2.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

 10.2.2     --    Stock Purchase Agreement, dated as of November 15, 1996,
                  between the Company and Premiere Radio Networks, Inc.
                  (incorporated by reference to Exhibit 10.2.2 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-52877).

   10.3     --    First Amended and Restated Registration Rights Agreement,
                  dated as of February 24, 1997 among the Company, Motorola,
                  Inc., Premiere Radio Networks, Inc., Capitol Radio Network,
                  Inc., Intel Corporation and HMTF AudioNet Investors, as
                  amended by the Addendum to First Amended and Restated
                  Registration Rights Agreement dated as of December 30, 1997, among the Company, Yahoo! Inc., Motorola, Inc. and Intel
                  Corporation (incorporated by reference to Exhibit 10.3 to the
                  Company's Registration Statement on Form S-1, Registration No.
                  333-52877).

   10.4     --    Stockholders Agreement, dated as of September 4, 1996, among the Company, Motorola, Inc., Todd R. Wagner and Mark Cuban, as
                  amended by Amendment No. 1 on December 30, 1996 and Amendment
                  No. 2 on December 19, 1997 (incorporated by reference to
                  Exhibit 10.4 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-52877).

   10.5     --    December Stockholders Agreement, dated as of December 31,
                  1996, among the Company, Todd R. Wagner, Mark Cuban, HMTF
                  AudioNet Investors, Motorola, Inc., Premiere Radio Networks,
                  Inc., as amended by an Addendum to December Stockholders
                  Agreement dated February 24, 1997, between Intel Corporation, the Company, Todd R. Wagner and Mark Cuban, and as further amended by an Addendum to December Stockholders Agreement
                  dated December 30, 1997, between Yahoo! Inc., the Company,
                  Todd R. Wagner and Mark Cuban (incorporated by reference to
                  Exhibit 10.5 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-52877).

  +10.6     --    Network Radio Sales Representation Agreement dated as of
                  November 15, 1996, between the Company and Premiere Radio
                  Networks, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration
                  No. 333-52877).

  *10.7     --    The Company's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

  *10.8     --    The Company's 1996 Stock Option Plan (incorporated by
                  reference to Exhibit 10.8 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

  *10.9     --    The Company's 1998 Stock Option Plan (incorporated by
                  reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1/A Amendment No. 1 to Form S-1,
                  Registration No. 333-52877).

 *10.10     --    Form of the Company's Stock Option Agreement under the 1998
                  Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-52877).

 *10.11     --    The Company's 1996 Non-Employee Directors Stock Option Plan
                  (incorporated by reference to Exhibit 10.11 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-52877).

 +10.12     --    RealNetworks License Agreement, dated as of January 1, 1998, between the Company and RealNetworks, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

 +10.13     --    Media Player License Agreement, dated as of January 1, 1998, between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

  10.14     --    Form of Directors and Officers Indemnification Agreement
                  (incorporated by reference to Exhibit 10.14 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-52877).

  10.15     --    Lease Agreement, dated as of December 2, 1996, between the
                  Company and George W. Lollis and Daisy Lollis (incorporated by reference to Exhibit 10.15 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-52877).

  10.16     --    Master Lease of Personal Property No. 3769, dated April 15,
                  1998, between the Company and Charter Financial, Inc.
                  (incorporated by reference to Exhibit 10.16 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-52877).

  10.17     --    The Security and Loan Agreement (Accounts Receivable), dated
                  December 15, 1997, between the Company and Imperial Bank
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-52877).

  10.18     --    Imperial Bank Note, dated December 15, 1997, between the
                  Company and Imperial Bank (incorporated by reference to
                  Exhibit 10.18 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-52877).

   21.1     --    Subsidiaries of the Company (incorporated by reference to
                  Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 30, 1999).

   23.1     --    Consent of PricewaterhouseCoopers LLP.

   24.1     --    Power of Attorney (contained in signature page of the
                  Company's Annual Report on Form 10-K filed on March 30, 1999 which is incorporated by reference).

   27.1     --    Financial Data Schedule.

----------

+ Information contained in such agreement has been omitted in connection with a confidential treatment request, marked with asterisks and filed separately with the Commission.

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K/A.