Form 10-Q
period 1999-03-31
BROADCAST COM INC
filed 1999-05-17
CIK 1061236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                                 YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 14, 1999: 37,016,629

                               BROADCAST.COM INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                                                               PAGE
PART I.                 FINANCIAL INFORMATION

ITEM 1.                 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31,              3
                        1998

                        UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                        ENDED MARCH 31, 1999 AND 1998                                                            4

                        UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                        ENDED MARCH 31, 1999 AND 1998                                                            5

                        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                           6

ITEM 2.                 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND RESULTS OF
                        OPERATIONS                                                                              10

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              18

PART II.                OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS                                                                       19

ITEM 2.                 CHANGES IN SECURITIES                                                                   19

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES                                                         19

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     19

ITEM 5.                 OTHER INFORMATION                                                                       20

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K                                                        20

PART I          FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                               broadcast.com inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                               MARCH 31,     DECEMBER 31,
                             ASSETS                               1999          1998
                                                              ----------     ------------
                                                              (unaudited)     (audited)
Current assets:
     Cash and cash equivalents                                  $ 46,260      $ 49,828
     Accounts receivable, net of allowance                         6,569         4,447
     Prepaid expenses and other current assets                     1,512           429
                                                                --------      --------
         Total current assets                                     54,341        54,704
Property and equipment, net                                        7,713         6,786
Other non-current assets                                           6,568         1,103
                                                                --------      --------
         Total assets                                           $ 68,622      $ 62,593
                                                                ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  1,201      $  1,033
     Accrued liabilities                                           3,045         1,954
     Deferred revenue                                                991         1,135
                                                                --------      --------
         Total current liabilities                                 5,237         4,122
                                                                --------      --------

Notes payable                                                      1,858            60

Stockholders' equity:
     Common stock                                                    261           252
     Additional paid-in capital and other                         92,001        84,223
     Accumulated deficit                                         (30,735)      (26,064)
                                                                --------      --------
         Total stockholders' equity                               61,527        58,411
                                                                --------      --------
         Total liabilities and stockholders' equity             $ 68,622      $ 62,593
                                                                ========      ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                               broadcast.com inc.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (in thousands, except per share information)


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1999          1998
                                                       --------      --------
Revenues:
     Business services                                 $  7,124      $  2,798
     Advertising                                          3,164         1,725
                                                       --------      --------
         Total revenues                                  10,288         4,523
                                                       --------      --------
Operating expenses:
     Production costs                                     1,537         1,280
     Operating and development                            5,384         2,699
     Sales and marketing                                  4,012         1,904
     General and administrative                           2,010           857
     Depreciation and amortization                        1,318           663
     Other non-recurring expenses                           462            --
                                                       --------      --------
         Total operating expenses                        14,723         7,403
                                                       --------      --------
         Net operating loss                              (4,435)       (2,880)

Interest and other income, net                              588           242
                                                       --------      --------
         Net loss                                      $ (3,847)     $ (2,638)
                                                       ========      ========
Basic and diluted net loss per share                   $  (0.11)     $  (0.09)
                                                       ========      ========
Shares used in the net loss per share calculations       36,392        29,847
                                                       ========      ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                               broadcast.com inc.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1999          1998
                                                               --------      --------
Cash flows from operating activities:
     Net loss                                                  $ (3,847)     $ (2,638)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                            1,318           663
         Provision for doubtful accounts                            181            89
         Non-cash compensation expense                               95            --
     Changes in operating assets and liabilities:
         Accounts receivable                                     (2,304)         (750)
         Prepaid expenses and other current assets                 (843)          510
         Other assets                                                22          (446)
         Accounts payable                                           168           831
         Accrued liabilities                                      1,091           607
         Deferred revenue                                          (144)           10
                                                               --------      --------
         Net cash used in operating activities                   (4,263)       (1,124)
                                                               --------      --------
Cash flows from investing activities:
     Payments for intangible assets                                (600)          (80)
     Purchases of property and equipment                         (2,161)       (1,210)
                                                               --------      --------
         Net cash used in investing activities                   (2,761)       (1,290)
                                                               --------      --------

Cash flows from financing activities:
     Payments on capital lease obligations                           --          (218)
     Proceeds from issuances of Common Stock                      3,456         3,851
                                                               --------      --------
         Net cash provided by financing activities                3,456         3,633
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents             (3,568)        1,219
Cash and cash equivalents at beginning of period                 49,828        21,350
                                                               --------      --------
Cash and cash equivalents at end of period                     $ 46,260      $ 22,569
                                                               ========      ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                               broadcast.com inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, the terms "broadcast.com" and the "Company" refer to broadcast.com inc., a Delaware corporation.

1. NATURE OF BUSINESS

         Broadcast.com is a leading aggregator and broadcaster of streaming media programming on the Web with the network infrastructure and expertise to deliver or "stream" hundreds of live and on-demand audio and video programs over the Internet or intranets. The broadcast.com Web sites offer a comprehensive selection of programming, including sports, talk and music radio, television, business events, full-length music CDs, news, video, commentary and full-length audio-books, serving an average of over 1.1 million unique users per day. Broadcast.com broadcasts on the Internet 24 hours a day, seven days a week, and its programming includes 410 radio stations and networks, 50 television stations and cable networks, and game broadcasts and other programming for over 450 college and professional sports teams. Broadcast.com also provides Internet and intranet broadcasting services to businesses and other organizations, including turnkey production of live and archived press conferences, earnings conference calls, investor conferences, trade shows, stockholder meetings, product introductions, training sessions, distance learning telecourses and media events.

         The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1998, which can be found in the Company's Annual Report on Form 10-K/A. The unaudited interim financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2. STOCK SPLIT

         A two-for-one split of the Company's Common Stock was effected in the form of a stock dividend in February 1999. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split.

3. ACQUISITIONS

         On November 30, 1998, the Company acquired all of the outstanding capital stock of Simple Network Communications, Inc. ("SimpleNet"), a provider of inexpensive web-site hosting services to consumers and small businesses. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged

821,618 shares of broadcast.com common stock for all of SimpleNet's outstanding common stock.

         On March 15, 1999, the Company acquired all of the outstanding capital stock of Net Roadshow, Inc. ("Net Roadshow"), an Internet provider of initial public offering roadshows and other financial roadshow services. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 929,094 shares of broadcast.com common stock for all of Net Roadshow's outstanding common stock. During March 1999, the Company recorded a one-time charge of $462,000 for acquisition related costs. These costs consisted of legal and accounting fees and certain other expenses directly related to the acquisition.

         The unaudited condensed consolidated financial statements and accompanying notes reflect the Company's financial position and the results of operations as if SimpleNet and Net Roadshow were wholly-owned subsidiaries of the Company since inception.

4. JOINT VENTURE

         In January 1999, the Company and SOFTBANK Corp., Japan's largest distributor of software and computer technology publications, announced plans to form a joint venture to launch broadcast.com japan. The new company will aggregate and broadcast Japanese language-based audio and video programming to Internet users, and will also sell the Company's Internet and intranet broadcasting services to business customers in Japan. The joint venture will be accounted for using the equity method of accounting as the Company owns 40% of the joint venture. The Company's investment was funded by a note payable to SOFTBANK Corp. in the amount of 220,000,000 Japanese Yen, which had a carrying value of approximately $1.9 million at March 31, 1999. The note payable is full-recourse, bears interest at a rate of 5% per annum, and is not secured. Interest is payable quarterly and the note matures on the earlier of (a) the closing of an initial public offering of the joint venture, or (b) January 25, 2003.

5. INVESTMENT IN TRIMARK

         In March 1999, the Company signed an agreement with Trimark Holdings, Inc. ("Trimark") in which the Company will license Trimark's library of films for distribution over the Internet. Under the terms of the agreement, Trimark exchanged 412,363 shares of its common stock for 45,858 shares of the Company's Common Stock. Based upon the average fair market value of each Company's common stock over the ten days prior to the signing of the agreement, the Company paid a 20% premium over the fair market value of Trimark's common stock. Such premium was capitalized as an intangible asset and is being amortized over the length of the license agreement. The remaining amount has been accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

6. LEGAL PROCEEDINGS

         On or about August 25, 1998, Venson M. Shaw and Steven M. Shaw ("Plaintiffs") filed a lawsuit against the Company and RealNetworks in the United States District Court for the Northern District of Texas, Dallas Division, and on or about December 29, 1998, Plaintiffs filed a lawsuit against the Company and Microsoft in the same District. The two lawsuits have been consolidated into one action. In both claims in the consolidated action, Plaintiffs allege that the Company's use of streaming media software products and services directed to media delivery systems infringes on Plaintiffs' patent. The Plaintiffs are seeking to enjoin the Company, RealNetworks and Microsoft from further alleged infringement of their patents and an unspecified amount of monetary damages. Although no assurance can be given as to the outcome of the lawsuit, the Company believes that the allegations in the action are without merit and intends to vigorously defend against the action and seek its early dismissal. In addition, the Company believes it is entitled to be indemnified under the terms of its license agreements with RealNetworks and Microsoft for the claims raised by Plaintiffs. No assurances, however, can be given as to the availability of such indemnification at this time or the results of such proceeding.

         From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, adversely affect the Company's business.

7. COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1998. FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the three month periods ended March 31, 1999 and 1998, the difference between net loss, as reported, and comprehensive income relates to the change in the cumulative translation adjustment and unrealized gains on available-for-sale securities for the respective periods which were not material to these financial statements.

8. PROPOSED ACQUISITION

         On March 31, 1999, the Company signed a definitive agreement to be acquired by Yahoo! Inc. ("Yahoo!") Under the terms of the agreement, Yahoo! will issue 0.7722 of a share of Yahoo! common stock for each share of the Company's Common Stock. In addition, all outstanding options of the Company will be converted into Yahoo! options. The acquisition, which will be accounted for as a pooling of interests and is subject to certain conditions, including regulatory approval and approval by the Company's stockholders, is expected to be completed in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities law. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth under the caption "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" section of our annual report on Form 10-K/A for the year ended December 31, 1998, as filed with the SEC. Particular attention should be paid to the cautionary statements involving:

    o risks relating to our pending merger with Yahoo!;

    o our limited operating history;

    o our dependence on third party providers of content;

    o our dependence on the acceptance of streaming media technology;

    o our dependence on the continuing acceptance of the Internet as an advertising medium;

    o our potential inability to manage our growth; and

    o intense competition for Internet broadcasting and services;

We caution you that our business and financial performance are subject to substantial risks and uncertainties. The following Management's Discussion and Analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, which appear in this report beginning on page 3.

INTRODUCTION

         In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for broadcast.com and its subsidiaries including:

    o what factors affect our business;

    o what our revenues and costs were in the three months ended March 31, 1999 and 1998;

    o why those revenues and costs were different from the year before;

    o where our revenues came from;

    o how all of the above affects our overall financial condition; and

    o where cash will come from to provide working capital and to pay for future capital expenditures.

As you read Management's Discussion and Analysis, it may be helpful to refer to our Unaudited Condensed Consolidated Statements of Operations, which appear on page 4 of this report and which present the results of our operations for the three months ended March 31, 1999 and 1998.

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

         In 1998, we added television ad spot sales to our advertising revenues. Our operating activities were primarily as follows:

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

         Thus far in 1999, our operating activities were primarily as follows:

    o we continued to enhance our Web sites;

    o we expanded our customer and user base;

    o we expanded our sales force into Chicago and Detroit;

    o we continued to expand our network infrastructure; and

    o we continued to expend significant resources as we further aggregated content by obtaining Internet broadcasting rights to audio and video programming.

We also completed our acquisition of Net Roadshow, Inc., the leading provider of financial roadshows on the Internet, including IPO and secondary equity offerings, convertible and debt roadshows, investor conferences and other company presentations.

         Sales of business services and advertising are the main sources of our revenues. Included in business services revenues are fees for broadcasting live and on-demand events as well as hosting services. Also included are the cash payments the Company receives from radio and television stations in exchange for the Company broadcasting their programming over the Internet. We recognize business services revenues in the month in which we perform the service, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. We derive advertising revenues by selling gateway ads with guaranteed click-thrus, channel and event sponsorships and multimedia and traditional banner ads, as well as by selling ad spots received from radio and television stations in exchange for broadcasting their programming over the Internet. We recognize advertising revenues in the period in which we display the advertisement on one of our Web pages, except for sponsorship sales, which we recognize ratably over the term of the sponsorship, provided that we have no significant obligations remaining and collection of the resulting receivable is probable.

         We have incurred significant losses since inception and, as of March 31, 1999, had an accumulated deficit of approximately $30.7 million. We believe that our success will depend largely on our ability to extend our leadership position as a leading source for streaming media programming and business services on the Web. Accordingly, we intend to invest heavily in order to:

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

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

         Our total revenues increased $5.8 million, or 127.5%, to $10.3 million from $4.5 million, for the three months ended March 31, 1999 and 1998, respectively.

         Business Services. Our business services revenues increased $4.3 million, to $7.1 million from $2.8 million, for the three months ended March 31, 1999 and 1998, respectively. Business services revenues represented 69.2% of total revenues for the three months ended March 31, 1999 and 61.9% of total revenues for the three months ended March 31, 1998. The increase in business services revenues was due primarily to (i) an increase in the number of broadcasted business services events to 660 events from 368 events in the three months ended March 31, 1999 and 1998, respectively, and (ii) an increase in the number of customer Web sites hosted by SimpleNet.

         Advertising. Our advertising revenues increased $1.4 million, to $3.2 million from $1.7 million for the three months ended March 31, 1999 and 1998, respectively. Advertising revenues represented 30.8% of total revenues for the three months ended March 31, 1999 and 38.1% of total revenues for the three months ended March 31, 1998. Our bartered Web advertising revenues increased $327,000, to $607,000 from $280,000, for the three months ended March 31, 1999 and 1998, respectively. The increase in our advertising revenues was due primarily to an increase in the number of sponsorships sold as well as increases in the number of ads sold to existing and new advertisers on the Company's Web sites.

OPERATING EXPENSES

         Production Costs. Our production costs increased $257,000, to $1.5 million from $1.3 million, for the three months ended March 31, 1999 and 1998, respectively. These expenses increased primarily due to the increased number of business services events. These increases were partially offset by a decrease in the amount of expenses related to prepaid advertising credits, as the Company had no such expenses in the first three months of 1999. Excluding both the revenues and expenses associated with bartered Web advertising transactions, our production costs decreased to 9.6% of total revenues for the three months ended March 31, 1999 from 23.6% of total revenues for the three months ended March 31, 1998.

         Operating and Development. Our operating and development expenses increased $2.7 million, to $5.4 million from $2.7 million, for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to expenditures for (i) data communications as user traffic increased; (ii) operations personnel to handle additional broadcasts of our additional live events and content; and (iii) content license fees in order to acquire additional content. As our user traffic increases and the number of business services events we produce increases, we expect these expenditures to increase.

         Sales and Marketing. Our sales and marketing expenses increased $2.1 million, to $4.0 million from $1.9 million, for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to growth in our sales force.

         General and Administrative. Our general and administrative expenses increased $1.2 million, to $2.0 million from $857,000, for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to increases in expenses necessary to support our growth such as increased professional fees, increased personnel expenses and increased building expenses.

         Depreciation and Amortization. Our depreciation and amortization expenses increased $655,000, to $1.3 million from $663,000, for the three months ended March 31, 1999 and 1998, respectively. These expenses increased primarily because we added property and equipment as we expanded our network infrastructure, incurred leasehold improvement costs and purchased equipment necessary to support the growth in our personnel.

         Other Non-Recurring Expenses. In the three months ended March 31, 1999, we incurred $462,000 of non-recurring expenses related to our merger with Net Roadshow. These costs consisted primarily of legal and accounting fees and certain other expenses directly related to the merger.

         Interest and Other Income, Net. Our interest and other income, net increased to $588,000 from $242,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to interest we earned from the investment of higher cash and cash equivalent balances which were derived from sales of Common Stock in December 1997 and our initial public offering in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of Common Stock and warrants. Net proceeds from these sales from inception to March 31, 1999 have totaled approximately $87.8 million. At March 31, 1999, our principal source of liquidity was approximately $46.3 million of cash and cash equivalents. In April 1998, we entered into an operating lease facility which provides for up to $2.5 million for equipment leasing, of which we have utilized approximately $814,000 as of March 31, 1999.

         We used net cash in our operating activities equaling $4.3 million and $1.1 million in the three months ended March 31, 1999 and 1998, respectively. The net cash we used in operating activities was primarily attributable to net losses, offset in part by increases in accounts payable and accrued liabilities.

         We used net cash in our investing activities equaling $2.8 million and $1.5 million in the three months ended March 31, 1999 and 1998, respectively. The net cash we used in our investing activities was related primarily to purchases of property and equipment.

         Our financing activities provided net cash equaling $3.5 million and $3.8 million in the three months ended March 31, 1999 and 1998, respectively. The net cash provided by our financing activities resulted primarily from exercises of stock options in the three months ended March 31, 1999 and sales of Common Stock in the three months ended March 31, 1998.

         We believe that current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements. We can make no assurance that we will be able to obtain such additional financings, if needed, on terms attractive to us, if at all. Failure to raise capital when needed could adversely affect our business. If we raise additional funds through the issuance of equity securities, then current broadcast.com stockholders would have their percentages of ownership of broadcast.com reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of Common Stock.

         On April 1, 1999, the Company announced that it had reached an agreement to be acquired by Yahoo! Inc. ("Yahoo!"). Under the terms of the agreement, the Company's stockholders will receive 0.7722 share of Yahoo! common stock for each share of the Company's Common Stock. Assuming satisfaction of certain conditions, including regulatory approval and receipt of the requisite stockholder approval, the proposed merger is expected to be consummated in the third quarter of 1999. Completion of the proposed merger is expected to enhance the Company's ability to finance its growth as cash flow and capital markets access of the combined companies will be greater than prior to the proposed merger. In the event that the proposed merger with Yahoo! is not consummated, the Company believes it will have sufficient resources to fund its planned capital growth and operating requirements.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the factors discussed in the Company's annual report of Form 10-K/A for the year ended December 31, 1998, as filed with the SEC, including, among others, our limiting operating history, our dependence on third party providers of content, our dependence on the acceptance of streaming media technology, our dependence on the continuing acceptance of the Internet as an advertising medium, our potential inability to manage our growth and intense competition for Internet broadcasting and services, the following additional factors may affect our future results.

         The consummation of the proposed merger with Yahoo! is subject to a number of conditions including, without limitation, approval by the Company's stockholders and certain regulatory approvals. We cannot provide any assurance that all conditions upon which the merger is contingent will be met. If the merger is not consummated for any reason, the trading price of our Common Stock could be materially adversely affected. In addition, if the merger is not consummated, then the attention and effort devoted to the integration of the two companies will have significantly diverted management's attention from other important issues, and could have a material adverse impact on broadcast.com in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to the impact of changes in the market values of its investments and foreign currency fluctuations.

INVESTMENT RISK AND FOREIGN CURRENCY RISK.

         In February 1999, the Company formed a joint venture with SOFTBANK Corporation of Japan called broadcast.com japan. The Company owns 40% of the joint venture. To date, the Company has not generated any revenue from its ownership interest in the joint venture. This investment is included in other assets and is accounted for under the equity method. The Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value of this joint venture. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

         The Company's exposure to foreign exchange rate fluctuations arises from its investment in the joint venture, which was funded by a note payable to SOFTBANK Corp. in the amount of 220,000,000 Japanese Yen, which had a carrying value of approximately $1.9 million at March 31, 1999. The Company is exposed to foreign exchange rate fluctuations as the financial results of the joint venture and the carrying value of the note payable are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations. The effect of foreign exchange rate fluctuations on the Company in the first quarter of 1999 was not material.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about August 25, 1998, Venson M. Shaw and Steven M. Shaw ("Plaintiffs") filed a lawsuit against the Company and RealNetworks in the United States District Court for the Northern District of Texas, Dallas Division, and on or about December 29, 1998, Plaintiffs filed a lawsuit against the Company and Microsoft in the same District. The two lawsuits have been consolidated into one action. In both claims in the consolidated action, Plaintiffs allege that our use of streaming media software products and services directed to media delivery systems infringes on Plaintiffs' patent. The Plaintiffs are seeking to enjoin the Company, RealNetworks and Microsoft from further alleged infringement of their patents and an unspecified amount of monetary damages. Although no assurance can be given as to the outcome of the lawsuit, we believe that the allegations in the action are without merit and intend to vigorously defend against the action and seek its early dismissal. In addition, we believe we are entitled to be indemnified under the terms of our license agreements with RealNetworks and Microsoft for the claims raised by Plaintiffs. No assurances, however, can be given as to the availability of such indemnification at this time or the results of such proceeding.

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

ITEM 2. CHANGES IN SECURITIES

         A two-for-one split of the Company's Common Stock was effected in the form of a stock dividend in February 1999.

         The Company's registration statement (Registration No. 333-52877) under the Securities Act of 1933, as amended, for its initial public offering became effective on July 16, 1998. Offering proceeds, net of aggregate expenses to the Company, were approximately $43.2 million. The Company has used all of the net offering proceeds for the purchase of temporary investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

         27       Financial Data Schedule

         2.1 Agreement and Plan of Merger, dated as of March 31, 1999, by and among Yahoo! Inc., Alamo Acquisition Corp. and broadcast.com inc. (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Yahoo! Inc. on April 9, 1999 with respect to the Common Stock of the Company).

         2.2 Voting Agreement, dated as of March 31, 1999, by and among Yahoo! Inc., Motorola, Inc., Mark Cuban and Todd R. Wagner (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Yahoo! Inc. on April 9, 1999 with respect to the Common Stock of the Company).

   b)  Reports on Form 8-K

       On February 16, 1999, we filed Amendment No. 1 to Current Report on Form 8-K/A amending a Report dated November 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         broadcast.com inc.

                                         (Registrant)

Date:  May 14, 1999                      By: /s/ Jack A  Riggs
                                         -----------------------------
                                         Jack A. Riggs
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and Duly
                                         Authorized Officer)

                                EXHIBIT INDEX

   EXHIBIT NUMBER        DESCRIPTION
   --------------        -----------
          27             Financial Data Schedule

         2.1             Agreement and Plan of Merger, dated as of March 31, 1999, by and among Yahoo! Inc., Alamo Acquisition Corp. and
                         broadcast.com inc. (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Yahoo! Inc. on April 9, 1999 with respect to the Common Stock of the Company).

         2.2             Voting Agreement, dated as of March 31, 1999, by and among
                         Yahoo! Inc., Motorola, Inc., Mark Cuban and Todd R. Wagner
                         (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Yahoo! Inc. on April 9, 1999 with respect to the
                         Common Stock of the Company).